Form 10KSB
period 2002-03-31
NEW ENGLAND BANCSHARES INC
filed 2002-06-28
CIK 1166760

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                         Commission File Number: 0-49711

                          NEW ENGLAND BANCSHARES, INC.
                 (Name of small business issuer in its charter)

               United States                           Being Applied For
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

660 Enfield Street, Enfield, Connecticut                     06082
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (860) 253-5300
      Securities registered under Section 12 (b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value, $0.01 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X
                                                                             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     State issuers revenues for its most recent fiscal year. None. As of March 31, 2002, registrant was not yet formed.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11.3 million, based upon the closing price of $12.55 as quoted on the OTC Bulletin Board on June 21, 2002. Solely for purposes of this calculation, the shares held by Enfield Mutual Holding Company and the directors and executive officers of the registrant are deemed to be held by affiliates.

     As of June 21, 2002, the registrant had 2,049,875 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X
                                                                          ---

                                      INDEX

                                              Part I

                                                                                                 Page
Item 1.  Description of Business..............................................................     1
Item 2.  Description of Property..............................................................     1
Item 3.  Legal Proceedings....................................................................     1
Item 4.  Submission of Matters to a Vote of Security Holders..................................     1

                                             Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............................    1
Item 6.  Management's Discussion and Analysis or Plan of Operation............................    1
Item 7.  Financial Statements.................................................................    1
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure.......................................................................    1

                                            Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
             Section 16(a) of the Exchange Act................................................    2
Item 10. Executive Compensation...............................................................    2
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters..............................................................    2
Item 12. Certain Relationships and Related Transactions.......................................    2
Item 13. Exhibits and Reports on Form 8-K.....................................................    2

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     New England Bancshares, Inc. is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association concurrent with its mutual holding company reorganization. This reorganization was consummated on June 4, 2002.

     On June 4, 2002, New England Bancshares, Inc. issued 2,049,875 shares of common stock and received gross proceeds of $9,224,440. Approximately $6,808,571 of those proceeds were contributed to Enfield Federal Savings and Loan Association.

     As of March 31, 2002, New England Bancshares, Inc. was net yet formed. Accordingly, there are no financial statements and notes related thereto included herein for the registrant. Although the Form 10-KSB is not required to contain financial statements of to be acquired entities, Exhibit 99.1 contains audited financial statements, which represent the financial condition and results of operation of Enfield Federal Savings and Loan Association. For a further discussion of New England Bancshares, Inc.'s formation and intended operations see the Rule 424(b)(3) prospectus (Registration No. 333-82856) filed under the Securities Act of 1933, as amended, filed on May 1, 2002.

ITEM 2.  DESCRIPTION OF PROPERTY

     Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Not Applicable.

ITEM 7.  FINANCIAL STATEMENTS

     See Item 1, Item 13 and Exhibit 99.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of March 31, 2002, New England Bancshares, Inc. was not yet formed and, therefore, had no directors and executive officers and was not required to comply with Section 16(a) of the Exchange Act.

     Information relating to Directors and Executive Officers of the Registrant is contained in the Section captioned "Management" in the Rule 424(b)(3) prospectus (Registration No. 333-82856) filed under the Securities Act of 1933, as amended, filed on May 1, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report.

          (1)  Financial Statements

               As of March 31, 2002, New England Bancshares, Inc. was not yet formed. Accordingly, the financial statements attached hereto as
               Exhibit 99.1 are the financial statements of Enfield Federal Savings and Loan Association.

               .    Independent Auditors' Report
               .    Balance Sheets as of March 31, 2002 and 2001
               .    Statements of Income for the Years Ended March 31, 2002 and
                    2001
               .    Statements of Changes in Capital Accounts for the Years
                    Ended March 31, 2002 and 2001
               .    Statements of Cash Flows for the Years Ended March 31, 2002
                    and 2001
               .    Notes to Financial Statements

          (2)  Financial Statement Schedules

               All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or the notes thereto.

          (3)  Exhibits

               2.1 Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the proposed Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)*
               3.1   Charter of New England Bancshares, Inc. (Included in
                     Exhibit 2.0)*
               3.2   Bylaws of New England Bancshares, Inc. (Included in
                     Exhibit 2.0)*
               10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust*
               10.3 Form of Employment Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and David J. O'Connor*
               10.4 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan*
               10.5 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement*

               10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended*
               10.7 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan*
               10.8 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan*
               10.9  Split Dollar Arrangement with David J. O'Connor*
               99.1 Audited Financial Statements of Enfield Federal Savings and Loan Association

               ---------------------
               * Incorporated by reference into this document from New England Bancshares, Inc.'s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.

     (b)  Reports on Form 8-K

          Not Applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New England Bancshares, Inc.

Date: June 27, 2002                By: /s/ David J. O'Connor
                                       -------------------------------------
                                       David J. O'Connor
                                       President, Chief Executive Officer, chief
                                       financial officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David J. O'Connor                    President, Chief Executive             June 27, 2002
-----------------------------
David J. O'Connor                        Officer, chief financial officer
                                         and Director (principal executive,
                                         financial and accounting officer)


                                         Chairman of the Board                  June __, 2002
______________________________
Edward C. Allen                          and Director


/s/ Peter T. Dow                         Director                               June 27, 2002
------------------------------
Peter T. Dow


/s/ Myron J. Marek                       Director                               June 27, 2002
------------------------------
Myron J. Marek


/s/ Dorothy K. McCarty                   Director                               June 27 , 2002
------------------------------
Dorothy K. McCarty


                                         Director                               June __, 2002
______________________________
Robert T. Mercik


/s/ Richard K. Stevens                   Director                               June 27, 2002
------------------------------
Richard K. Stevens


/s/ Richard M. Tatoian, Esq.             Director                               June 27, 2002
------------------------------
Richard M. Tatoian, Esq.