Form 10QSB
period 2002-06-30
NEW ENGLAND BANCSHARES INC
filed 2002-08-14
CIK 1166760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from __________________ to _________________

                         Commission File Number 0-49711

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
 United States                                                       04-3693643
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)
 660 Enfield Street, Enfield, Connecticut                                 06082
----------------------------------------- --------------------------------------
 (Address of principal executive offices)                             (Zip Code)

                                 (860) 253-5200
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     The Issuer had 2,049,875 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                   ---      ---

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited)
         and March 31, 2002..............................................     3

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2002 and 2001 (unaudited)...........     4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2002 and 2001 (unaudited)...........     5

         Notes to Condensed Consolidated Financial Statements............     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..............................     8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    13
Item 2. Changes in Securities............................................    13
Item 3. Defaults Upon Senior Securities..................................    14
Item 4. Submission of Matters to a Vote of Security Holders..............    14
Item 5. Other Information................................................    14
Item 6. Exhibits and Reports on Form 8-K.................................    14

SIGNATURES...............................................................    16

                          PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

                          NEW ENGLAND BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                        JUNE 30, 2002 AND MARCH 31, 2002
                                 (In thousands)

                                                                                  JUNE 30,             MARCH 31,
                                                                                    2002                  2002
                                                                              ----------------      ----------------
                                                                                (UNAUDITED)
 ASSETS:
 ------
 Cash and due from banks                                                       $6,090                $    6,376
 Interest-bearing demand deposits with other banks.....................        113                          159
 Federal funds sold....................................................        8,200                      4,500
 Money Market mutual funds.............................................        2,355                      1,437
                                                                               -----                -----------
       Total cash and cash equivalents.................................        16,758                    12,472
 Investments in available-for-sale securities (at fair value)..........        40,941                    36,165
 Federal Home Loan Bank stock at cost..................................        820                          820
 Loans, net of allowance for loan losses of $833 as of June 30, 2002 and
    $773 as of March 31, 2002..........................................
                                                                              82,510                     80,468
 Premises and equipment, net...........................................        2,166                      1,631
 Accrued interest receivable...........................................        435                          395
 Deferred income taxes.................................................        402                          546
 Cash surrender value of life insurance................................        3,437                      3,391
 Other assets..........................................................        288                          423
                                                                               ---                  ------------
       Total assets....................................................        $147,757                $136,311
                                                                               ========                ========

 LIABILITIES AND CAPITAL ACCOUNTS
 --------------------------------
 Deposits:
    Noninterest-bearing................................................        $3,546                    $3,726
    Interest-bearing...................................................        112,916                  111,272
                                                                               -------                ---------
       Total deposits..................................................        116,462                  114,998
    Advance payments by borrowers for taxes and insurance..............        514                          266
    Federal Home Loan Bank advances....................................        6,917                      6,108
    Due to broker......................................................        681                         --
    Other liabilities..................................................        598                          587
                                                                               ---                    ---------
       Total liabilities...............................................        125,172                  121,959
                                                                               -------                  -------
Stockholders' Equity:
    Common stock, par value $.01 per share: authorized  10,000,000             20                          --
Shares issued: 2,049,875...............................................
    Paid in capital....................................................        8,484                       --
    Retained earnings..................................................        14,700                    14,460
    Accumulated other comprehensive income (loss)......................        119                        (108)
    Unearned ESOP shares                                                       (738)                       --
                                                                               -----
       Total stockholders' equity......................................        22,585                    14,352
                                                                               ------                ----------
       Total liabilities and stockholders' equity......................        $147,757                $136,311
                                                                               ========                ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                 (In thousands)



                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                               -------------------------------------
                                                                                    2002                2001
                                                                               ----------------    -----------------
                                                                                            (UNAUDITED)
 Interest and dividend income:
       Interest and fees on loans......................................                 $1,546               $1,371
       Interest and dividends on securities:
          Taxable .....................................................                    430                  570
          Tax-exempt...................................................                     27
          Dividends on Federal Home Loan Bank stock....................                      8                   13
       Interest on federal funds sold, interest-bearing deposits and
          money market mutual funds....................................                     51                  101
                                                                                            --                  ---
                Total interest and dividend income.....................                  2,062                2,055

 Interest expense:
       Interest on deposits............................................                    830                1,147
       Interest on advanced payments by borrowers for taxes and insurance                    1                    1
       Interest on Federal Home Loan Bank advances.....................                     64                   --
                                                                                            --                -----
Total interest expense.................................................                    895                1,148
                                                                                           ---                -----
          Net interest and dividend income.............................                  1,167                  907
 Provision for loan losses.............................................                     60                   36
                                                                                            --                   --
       Net interest and dividend income after provision for loan
          losses.......................................................                  1,107                  871
 Noninterest income:
       Service charges on deposit accounts.............................                      3                    2
       Gain on sales and calls of available-for-sale securities, net...                     12                   62
       Increase in cash surrender value of life insurance policies.....                     38                   39
       Other income....................................................                     50                   35
                                                                                            --                   --
             Total noninterest income..................................                    103                  138
 Noninterest expense:
       Salaries and employee benefits..................................                    490                  442
       Occupancy and equipment expense.................................                    117                  125
       Advertising and promotion.......................................                     26                   31
       Gain (loss) on sale of other real estate owned, net.............                                           6
       Professional fees...............................................                     40                   37
       Data processing expense.........................................                     40                   48
       Stationery and supplies.........................................                     17                   23
       Other expense...................................................                    124                  102
                                                                                           ---                  ---
             Total noninterest expense.................................                    854                  814
                                                                                           ---                  ---
             Income before income taxes................................                    356                  195
       Income tax expense..............................................                    116                   81
                                                                                           ---                   --
             Net income................................................                   $240                 $114
                                                                                          ====                 ====


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                 (in thousands)


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  ----------------------------------
                                                                                        2002             2001
                                                                                  ---------------- -----------------
                                                                                             (UNAUDITED)
 Cash flows from operating activities:
       Net income.........................................................                   $240              $114
       Adjustments to reconcile net income to net cash provided by operating activities:
             Amortization of securities, net..............................                     17                37
             Gain on sales and calls of available-for-sale securities,
             net..........................................................                   (12)              (62)
             Provision for loan losses....................................                     60                36
             Increase (decrease)in deferred loan origination fees.........                     19              (15)
             Depreciation and amortization................................                     51                51
             Loss on sales of other real estate owned, net................                                        6
             (Increase) decrease in accrued interest receivable...........                   (40)                46
             Increase in cash surrender value life insurance policies.....                   (38)              (39)
             (Increase) decrease in prepaid expenses and other assets.....                    135              (31)
             Increase (decrease)in accrued expenses and other liabilities.                     11              (33)
                                                                                             ----              ----
       Net cash provided by operating activities..........................                    443               110
                                                                                             ----              ----
 Cash flows from investing activities:
             Purchases of available-for-sale securities...................                (7,500)          (27,325)
             Proceeds from sales of available-for-sale securities.........                    720             1,527
             Proceeds from maturities of available-for-sale securities....                  3,051            22,353
             Loan originations and principal collections, net.............                (2,121)           (4,840)
             Loan to ESOP.................................................                  (738)
             Capital expenditures - premises and equipment................                  (586)             (264)
             Proceeds from sales of other real estate owned...............                     --                76
             Capital expenditures - other real estate owned...............                     --              (13)
             Investments in life insurance policies.......................                    (8)               (5)
                                                                                             ----              ----
             Net cash used in investing activities........................                (7,182)           (8,491)
                                                                                          -------           -------
Cash flows from financing activities:
             Net increase in demand deposits, NOW and savings accounts....                  2,121             1,880
             Net decrease in time deposits................................                  (657)             (118)
             Net increase in advanced payments by borrowers for taxes and
             insurance...................................................                     248               175
             Proceeds from Federal Home Loan Bank long-term advances......                  1,000                --
             Principal payments on Federal Home Loan Bank long-term
               advances...................................................                  (191)                --
             Proceeds from sale of stock net of costs.....................                  8,504                --
                                                                                           ------            ------
             Net cash provided by financing activities....................                 11,025             1,937
                                                                                           ------            ------
 Net increase (decrease) in cash and cash equivalents.....................                  4,286           (6,444)
 Cash and cash equivalents at beginning of period.........................                 12,472            17,759
                                                                                           ------            ------

 Cash and cash equivalents at end of period...............................                $16,758           $11,315
                                                                                          =======           =======

 Supplemental disclosures:
             Interest paid................................................                   $892            $1,146
             Income taxes paid............................................                     64               100
             Loans transferred to other real estate owned.................                     --               124
             Loans originated from sales of other real estate owned.......                     --                52


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 --Organization

         New England Bancshares, Inc. (the "Company") is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the "Association") concurrent with its reorganization from a mutual savings institution to a mutual holding company. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and sold 1,127,431 shares to Enfield Mutual Holding Company raising approximately $9.2 million in gross proceeds. Approximately $6.8 million of those proceeds were contributed to the Association.

         The Association, a federally-chartered savings and loan association headquartered in Enfield, Connecticut, operates from its four full-service branch offices in Enfield and Suffield, Connecticut. The Association provides banking products and services to individuals and small businesses, including residential and commercial mortgages, commercial loans, consumer loans, and a variety of deposit instruments.

NOTE 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

         While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended March 31, 2002.

         The condensed consolidated balance sheet as of March 31, 2002 was derived from the audited financial statements of Enfield Federal Savings and Loan Association, but does not include all the disclosures required by accounting principals generally accepted in the United States.

NOTE 3 - Earnings per share

         When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on June 4, 2002, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

NOTE 4 - Recent Accounting Pronouncements

         FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

         The adoption of SFAS No. 141 did not have any effect on the Company's consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets that are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

         SFAS No. 142 is effective as follows:

         All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

         The adoption of SFAS No. 142 did not have any material effect on its consolidated financial statements.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

         Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND MARCH 31, 2002

ASSETS
------
Total assets of the Company were $147.8 million at June 30, 2002 an increase of $11.5 million, or 8.4%, compared to $136.3 million at March 31, 2002. Net loans outstanding rose $2.0 million to $82.5 million at the end of the quarter compared to $80.5 million at March 31, 2002. Investment in available-for-sale securities increased $4.7, or 13.0%, million to $40.9 million at June 30, 2002 compared to $36.2 million at March 31, 2002. Premises and equipment increased $535,000, or 32.8%, due to a continuing program of equipment and technology upgrading and the purchase in April 2002 of a property in Manchester, Connecticut intended for use as a full service banking office. Total cash and cash equivalents increased $4.3 million, or 34.4%, from $12.5 million at March 31, 2002 to $16.8 million at June 30, 2002 because of excess funds from the conversion.

ALLOWANCE FOR LOAN LOSSES
-------------------------
The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management's assessment of credit quality or "risk rating" of loans. Loans are risk weighted when they are originated. If there is deterioration in the credit, the risk rating is changed accordingly. The analysis considers the type of loans being originated, historical loan losses and delinquency figures. It also examines delinquency trends. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans as of June 30, 2002 and March 31, 2002 respectively.


 (amounts in thousands)                                   At                          At
                                                     June 30, 2002              March 31, 2002

         Allowance for loan losses                        $833                       $773
         Loans outstanding                              83,343                     81,241
         Nonperforming loans                               443                        201
         Allowance/ Loans outstanding                        1.00%                      0.95%
         Allowance/ Nonperforming loans                    188.00%                    384.60%

 PAST DUE AND NONPERFORMING LOANS

The following table sets forth information regarding past due and non-accrual loans


 (amounts in thousands)
                                                          At                          At
                                                     June 30, 2002              March 31, 2002

 Past due 30 days through 89 days and accruing            $333                       $288
 Past due 90 days or more and nonaccruing                  443                        201


LIABILITIES

         Total liabilities increase $3.2 million, or 2.6%, from $122.0 million at March 31, 2002 to $125.2 million at June 30, 2002, primarily due to an increase in deposits and Federal Home Loan Bank advances. Deposits increased $1.5 million, or 1.3%, from $115.0 million at March 31, 2002 to $116.5 million at June 30, 2002 Federal Home Loan Bank advances increased $809,000, or 13.2%, from $6.1 million at March 31, 2002 to $6.9 million at June 30, 2002. These funds were used to fund loan growth.

STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $8.2 million, or $56.9%, from $14.4 million at March 31, 2002 to $22.6 million at June 30, 2002, due to the equity raised through the issuance of common stock by the Company on June 4, 2002, and through an increase in accumulated other comprehensive income reflecting the increase in the net unrealized gain on available-for-sale securities, net of tax, of $227,000 for the period and net income of $240,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
2001

GENERAL

         The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The
Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising, data processing, professional fees and other operating expenses.

NET INCOME

         During the three months ended June 30, 2002, the Company reported net income of $240,000. This was $126,000 or 111% more that reported for the same period last year. Net interest income grew by $260,000 or 28% during the quarter. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. Noninterest income declined $35,000 during the period while noninterest expense rose $40,000 or 4.9%. Provisions for loan losses amounted to $60,000 for the quarter, up from $36,000 a year ago.

NET INTEREST AND DIVIDEND INCOME

         For the following discussion, net interest income is presented on a fully tax equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's effective income tax rate of 39% for all periods presented.


 (amounts in thousands)
                                                     Three months ended June 30,
                                                     2002             2001
                                                     ----             ----
 Interest and dividend income
    As reported                                      $2,062           $2,055
    Tax equivalent adjustment                            14               --
                                                    -------           ------
 Total interest income  (FTE)                         2,076            2,055
 Interest Expense                                       895            1,148
                                                    -------            -----
 Net interest and dividend income (FTE)              $1,181            $ 907
                                                     ======             ====


Net interest and dividend income for the three months ended June 30, 2002 totaled $1.2 million (FTE) compared to $907,000 (FTE) for the same period in 2001. This represented an increase of $274,000 or 30.2%. Interest and dividends earned amounted to $2.08 million for the three months ended June 30, 2002, virtually unchanged from $2.06 million earned during the same period in 2001. Interest expense for the quarter was $895,000, $253,000 or 22% less than $1.1 million reported in the same quarter of last year. The change in net interest income may be viewed as the result in changes in volume of average assets and liabilities coupled with changes in the interest rates earned or paid on those balances.

Interest-earning assets averaged $133.1 million in the quarter ended June 30, 2002 an increase of $19.8 million, or 17.5%, compared to $113.3 million for the quarter ended June 30, 2001. The increase resulted primarily from of increases of $13.9 million in loans and $5.9 million in investments. The additional volume added approximately $282,000 to interest income.

Average interest-bearing liabilities grew $17.7 million during the quarter ended June 30, 2002 from $106.7 million to $124.4 million that resulted in additional $78,000 in interest expense. The combined result was an additional $204,000 from changes in the average volume of assets and liabilities.

For the quarter ended June 30, 2002 interest-earning assets had an average yield of 6.26%, a decrease of 1.02% from the same quarter a year ago. The change reduced net interest income $262,000 in the quarter. The average rate paid on interest bearing liabilities was 2.89% in the quarter ended June 30, 2002 compared to 4.31% in the year earlier quarter. The decrease of 1.42% reduced interest expense $253,000. The lower rates were primarily due to the lower market interest rate environment.

PROVISION FOR LOAN LOSSES

         Credit risk is part of the business of making loans. The Company maintains an allowance for loan losses through provisions charged to earnings. The provision for loan losses for the quarter ended June 30, 2002 were $60,000 compared to $36,000 during the same period last year. The provision for loan losses increased by $24,000 due to loan growth. There were no charge-offs recorded during the quarter ended June 30, 2002 or the quarter ended June 30, 2001.

NONINTEREST INCOME

         During the quarter ended June 30, 2002, noninterest income was $103,000 compared to $138,000 in the same quarter a year ago. The decrease in noninterest income was primarily due to a $50,000, or 80.6%, decrease in securities gains from the same period last year. The gains reported during the quarter ended June 30, 2001 resulted when management sold approximately $13.0 million of Ginnie Mae securities considered to be at risk for accelerated repayment due to continuing declines in mortgage rates. This decrease was offset by a $15,000, or 42.9%, increase in other income, primarily due to an increase in banking service fees because of new fee structure and the introduction of debit cards.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended June 30, 2002 was $854,000, an increase of $40,000, or 4.9%, from $814,000 in the quarter ended June 30, 2001. Salaries and employee benefits increased $48,000, or 11%, reflecting normal salary increases, higher costs for employee benefits and additions to staff to support growth of the Company. Other expenses increased $22,000, or 21.6%. Payments for banking service fees, in lieu of compensating balances, for services were primarily responsible for the increase.

PROVISION FOR INCOME TAXES

         Reflecting the increase in pretax net income, the income tax provisions for the quarter ended June 30, 2002 were $116,000 compared to $81,000 for the quarter ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The term liquidity refers to the ability to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are proceeds from the stock offering, deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Enfield had Federal Home Loan Bank borrowings as of June 30, 2002 of $6.9 million with unused borrowing capacity of $43 million.

         The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2002 and fiscal 2002, the Association originated loans of approximately $5.0 million and $40.0 million, respectively. At June 30, 2002 and March 31, 2002, the Association had loan commitments to borrowers of approximately $1.3 million and $688,000, respectively, and available home equity and unadvanced lines of credit of approximately $3.3 million and $2.7 million, respectively. Purchases of investment securities totaled $7.5 and $59.0 million for the three months ended June 30, 2002 and fiscal 2002, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $116.5 million at June 30, 2002, a $1.5 million, or 1.3%, increase from the $115.0 million balance at March 31, 2002. Total deposits increased by $6.5 million, or 6.0% during the year ended March 31, 2002. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

         The Association was well-capitalized at June 30, 2002 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained.

 (amounts in thousands)
                           Required            Enfield
                           --------         --------------
 Tier 1 Capital            4%               $21,504  14.57%
 Total Risk based
    Capital                8%               $22,337  29.93%
 Tier 1 Risk based
    Capital                8%               $21,504  28.81%

         Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Association's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or the Association's liquidity, capital or operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities.
         ---------------------

         The following information is provided with the Company's sale of its common stock as part of the Association's reorganization from the mutual to mutual holding company form of organization.

         a. The effective date of the Registration Statement on Form SB-2 (File No. 333-82856) was April 17, 2002.

         b. The offering was consummated on June 4, 2002 with the sale of all securities registered pursuant to the Registration Statement. Trident Securities, Inc., a Division of McDonald Investments, Inc., acted as marketing agent for the offering.

         c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 2,049,875 shares that represented an aggregate amount of $20.5 million. The amount included 922,444 shares (or $9.2 million) sold in the offering and 1,127,431 shares (or $11.3 million) issued to Enfield Mutual Holding Company.

         d. The expenses incurred in connection with the reorganization and offering were $677,000, including expenses paid to and for underwriters of $138,000, attorney and accounting fees of $303,000 and other expenses of $236,000. The net proceeds resulting from the offering after deducting expenses was $8.5 million.

         e. $738,000 of the net proceeds was loaned to the Association-sponsored ESOP for the purchase of 73,795 shares of stock. Approximately $6.8 million was passed down to the Association as additional capital. Approximately $1.0 million of the proceeds has been retained by the Company for general business purposes. These funds remain on deposit with the Association.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                (a)      Exhibits

                         2.1 Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the proposed Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)*
                         3.1 Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                         3.2 Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                         4.1 Specimen stock certificate of New England Bancshares, Inc.*
                         10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust*
                         10.2 Employment Agreement by and among Enfield Federal Savings and Loan
                                  Association, New England Bancshares, Inc. and David J. O'Connor
                         10.3 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan*

                         10.4 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement*
                         10.5 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended*
                         10.6 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan*
                         10.7 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan*
                         10.8     Spit Dollar Arrangement with David J.O'Connor*
                         99.1 Certification of Chief Executive and Chief Financial Officer
                         -----------------------------
                         * Incorporated by reference into this document from New England Bancshares, Inc.'s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-63271

                  (b)      Reports on Form 8-K

                                    Not Applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    NEW ENGLAND BANCSHARES, INC.


Dated: August 14, 2002              By: /s/ David J. O'Connor
                                       -----------------------------------------
                                       David  J.  O'Connor  President,
                                       Chief Executive Officer,  chief
                                       financial  officer and Director
                                       (principal executive, financial
                                       and accounting officer)