Form 10QSB
period 2002-09-30
NEW ENGLAND BANCSHARES INC
filed 2002-11-14
CIK 1166760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _________________

                         Commission File Number 0-49711

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 United States                                                  04-3693643
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                            Identification No.)

 660 Enfield Street, Enfield, Connecticut                                 06082
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

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

      The Issuer had 2,049,875 shares of common stock, par value $0.01 per share, outstanding as of November 13, 2002.

      Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                    ----   -----

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2002
         and March 31, 2002 (unaudited) ..................................     3

         Condensed Consolidated Statements of Income for the Three Months
         and Six Months Ended September 30, 2002 and 2001 (unaudited).....     4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2002 and 2001 (unaudited).........     5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation...................................     9

Item 3.  Controls and Procedures..........................................    16

PART II:    OTHER INFORMATION

Item 1.  Legal Proceedings................................................    17
Item 2.  Changes in Securities............................................    17
Item 3.  Defaults Upon Senior Securities..................................    17
Item 4.  Submission of Matters to a Vote of Security Holders..............    17
Item 5.  Other Information................................................    17
Item 6.  Exhibits and Reports on Form 8-K.................................    17

SIGNATURES................................................................    18

CERTIFICATIONS............................................................    19



                                   PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements.
         --------------------

                                      NEW ENGLAND BANCSHARES, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,       MARCH 31,
(In thousands)                                                                     2002              2002
                                                                             -----------------   -------------
 ASSETS:                                                                                 (UNAUDITED)
 ------
 Cash and due from banks...............................................            $8,243              $6,376
 Interest-bearing demand deposits with other banks.....................               131                 159
 Federal funds sold....................................................             3,200               4,500
 Money Market mutual funds.............................................             2,087               1,437
                                                                             -------------       -------------
       Total cash and cash equivalents.................................            13,661              12,472
 Investments in available-for-sale securities (at fair value)..........            42,118              36,165
 Federal Home Loan Bank stock, at cost.................................               820                 820
 Loans, net of allowance for loan losses of $893 as of
    September 30, 2002 and $773 as of March 31, 2002...................            85,793              80,468
 Premises and equipment, net...........................................             2,464               1,631
 Accrued interest receivable...........................................               516                 395
 Deferred income taxes.................................................               308                 546
 Cash surrender value of life insurance................................             3,483               3,391
 Other assets..........................................................               446                 423
                                                                             -------------       -------------
       Total assets....................................................          $149,609            $136,311
                                                                             =============       =============
 LIABILITIES AND CAPITAL ACCOUNTS
 --------------------------------
 Deposits:
    Noninterest-bearing................................................            $4,337              $3,726
    Interest-bearing...................................................           114,777             111,272
                                                                             -------------       -------------
       Total deposits..................................................           119,114             114,998
    Advance payments by borrowers for taxes and insurance..............               225                 266
    Federal Home Loan Bank advances....................................             6,678               6,108
    Other liabilities..................................................               659                 587
                                                                             -------------       -------------
       Total liabilities...............................................           126,676             121,959

 Stockholders' Equity:
    Common stock, par value $.01 per share: 10,000,000 shares
       authorized 2,049,875 shares issued  ............................                20                  --
    Paid in capital....................................................             8,484                  --
    Retained earnings..................................................            14,901              14,460
    Accumulated other comprehensive income (loss)......................               266                (108)
    Unearned ESOP shares...............................................              (738)                 --
                                                                             -------------       -------------
       Total stockholders' equity......................................            22,933              14,352
                                                                             -------------       -------------
       Total liabilities and stockholders' equity......................          $149,609            $136,311
                                                                             =============       =============

      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                          NEW ENGLAND BANCSHARES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                       --------------------------   ---------------------------
(In thousands)                                            2002            2001         2002            2001
                                                       ----------     -----------   -----------    ------------
                                                               (UNAUDITED)                  (UNAUDITED)
 Interest and dividend income:
    Interest and fees on loans......................     $1,596         $1,424       $3,142          $2,795
    Interest and dividends on securities:
       Taxable .....................................        458            542          888           1,112
       Tax-exempt...................................         21             --           48              --
       Dividends on Federal Home Loan Bank stock....          7             11           15              24
    Interest on federal funds sold, interest-bearing
         deposits and money market mutual funds.....         40             48           91             149
                                                       --------       --------     --------        --------
             Total interest and dividend income.....      2,122          2,025        4,184           4,080
                                                       --------       --------     --------        --------
 Interest expense:
    Interest on deposits............................        781          1,096        1,611           2,243
    Interest on advanced payments by borrowers for
        taxes and insurance.......................            1              2            2               3
    Interest on Federal Home Loan Bank advances.....         69              4          133               4
                                                       --------       --------     --------        --------
       Total interest expense.......................        851          1,102        1,746           2,250
                                                       --------       --------     --------        --------
       Net interest and dividend income.............      1,271            923        2,438           1,830
 Provision for loan losses..........................         60             36          120              72
                                                       --------       --------     --------        --------
       Net interest and dividend income after
          provision for loan losses.................      1,211            887        2,318           1,758

 Noninterest income:
       Service charges on deposit accounts..........         55             42          107              78
       Gain on sales and calls of available-for-sale
            securities, net.........................          1              1           13              63
       Gain on sales of other real estate owned
            (net)...................................         --              7           --               1
       Increase in cash surrender value of life
            insurance
          Policies..................................         41             39           79              78
       Other income.................................          1              1            2               2
                                                       --------       --------     --------        --------
          Total noninterest income..................         98             90          201             222
                                                       --------       --------     --------        --------
 Noninterest expense:
       Salaries and employee benefits...............        597            432        1,087             874
       Occupancy and equipment expense..............        136            126          253             251
       Advertising and promotion....................         14             19           40              50
       Professional fees............................         62             29          102              66
       Data processing expense......................         43             40           83              88
       Stationery and supplies......................         21             12           38              35
       Other expense................................        143            110          267             212
                                                       --------       --------     --------        --------
          Total noninterest expense.................      1,016            768        1,870           1,576
                                                       --------       --------     --------        --------
          Income before income taxes................        293            209          649             404
       Income tax expense...........................         92             65          208             146
                                                       --------       --------     --------        --------
          Net income................................     $  201         $  144       $  441          $  258
                                                       ========       ========     ========        ========
    Basic and diluted earnings per share:                $ 0.10            N/A          N/A             N/A

      The accompanying notes are an integral part of these condensed consolidated financial statements.



                          NEW ENGLAND BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                             ---------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2002            2001
                                                             ---------------  ----------------
 (in thousands)                                                (Unaudited)      (Unaudited)
 Cash flows from operating activities:
     Net income..........................................            $441             $258
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization (accretion) of securities, net....              37             (18)
          Gain on sales and calls of available-for-sale
            securities, net..............................            (13)             (63)
          Provision for loan losses......................             120               72
          Decrease in deferred loan origination fees.....              --             (32)
          Depreciation and amortization..................             107              103
          Gain on sales of other real estate owned, net..              --              (1)
          (Increase) decrease in accrued interest
            receivable...................................           (121)               34
          Increase in cash surrender value life
            insurance policies...........................            (79)             (78)
          Increase in prepaid expenses and other assets..            (23)            (108)
          Increase in accrued expenses and other
            liabilities..................................              72               66
                                                              -----------      -----------

     Net cash provided by operating activities...........             541              233
                                                              -----------      -----------
 Cash flows from investing activities:
          Purchases of available-for-sale securities.....        (23,091)         (21,652)
          Proceeds from sales of available-for-sale
            securities...................................           4,708            7,258
          Proceeds from maturities of available-for-sale
            securities...................................          13,018            9,608
          Loan originations and principal collections,
            net..........................................         (9,639)          (9,298)
          Loan to ESOP...................................           (738)
          Capital expenditures - premises and equipment..           (940)            (278)
          Proceeds from sales of other real estate
            owned........................................              --              241
          Capital expenditures - other real estate owned.              --
          Investments in life insurance policies.........            (13)             (38)
                                                              -----------      -----------
          Net cash used in investing activities..........        (12,501)         (14,230)
                                                              -----------      -----------
 Cash flows from financing activities:
          Net increase in demand, NOW and savings
            accounts.....................................           2,685            2,697
          Net increase (decrease) in time deposits.......           1,431            (614)
          Net increase (decrease) in advanced payments
            by borrowers for taxes and insurance.........            (41)                4
          Proceeds from Federal Home Loan Bank long-term
              Advances...................................           1,000            1,500
          Principal payments on Federal Home Loan Bank
            long-term advances...........................           (430)               --
          Proceeds from sale of stock net of costs                  8,504               --
                                                              -----------      -----------
          Net cash provided by financing activities......          13,149            3,587
 Net increase (decrease) in cash and cash equivalents....           1,189         (10,410)
 Cash and cash equivalents at beginning of period........          12,472           17,759
                                                              -----------      -----------

 Cash and cash equivalents at end of period..............         $13,661           $7,349
                                                              ===========      ===========

 Supplemental disclosures:
          Interest paid..................................          $1,741           $2,245
          Income taxes paid..............................             468              117
          Loans transferred to other real estate owned...              --              124
          Loans originated from sales of other real
            estate owned.................................              --               52

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 --Organization

      New England Bancshares, Inc. (the "Company") is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the "Association") concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and sold 1,127,431 shares to Enfield Mutual Holding Company raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association.

      The Association, a federally chartered savings and loan association headquartered in Enfield, Connecticut, operates from its six full-service branch offices in Enfield, Manchester, Windsor Locks and Suffield, Connecticut. The Association provides banking products and services to individuals and small businesses, including residential and commercial mortgages, commercial loans, consumer loans, and a variety of deposit instruments.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2003.

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

NOTE 3 - Earnings Per Share

      When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities for the quarter ended September 30, 2002. Because the formation of the Company was completed on June 4, 2002, per share earnings data is not meaningful for prior comparative periods and is therefore not presented.

NOTE 4 - Recent Accounting Pronouncements

      FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinded SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets that are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

      SFAS No. 142 is effective as follows:

      All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001 to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

      The adoption of SFAS No. 142 did not have any material effect on its consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other
Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

      Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any substantial impact on the Company's consolidated financial statements on adoption of this Statement.

NOTE  5.   Certain   information   previously   reported  was  reclassified  for
presentation in this report. These changes do not affect the overall results.

(amounts in thousands)
Three months ended June 30,                         2002              2001
     Service charges on deposit accounts
               As originally reported              $  3              $  2
               Restated                              52                36
     Other Income
               As originally reported                50                35
               Restated                               1                 1


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2002 and 2001, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

   COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2002

ASSETS

      Total assets of the Company were $149.6 million at September 30, 2002, an increase of $13.3 million, or 9.8%, compared to $136.3 million at March 31, 2002, primarily due to increased loan and investment securities balances. Net loans outstanding rose $5.3 million to $85.8 million at September 30, 2002 compared to $80.5 million at March 31, 2002. The growth was primarily in commercial loans, that reflects management's efforts to meet the borrowing needs of that important segment of its market. Investment in available-for-sale securities increased $5.9 million, or 16.3%, to $42.1 million at September 30, 2002 compared to $36.2 million at March 31, 2002. Premises and equipment increased $833,000, or 51.1%, due to equipment and technology upgrades and the purchase in April 2002 of a property in Manchester, Connecticut for the Bank's newest banking office which commenced operation on October 1, 2002. Total cash and cash equivalents increased 9.5%, or $1.2 million, from $12.5 million at March 31, 2002 to $13.7 million at September 30, 2002 because of an increase in checks in the process of collection. This account fluctuates as the Association clears its customers' deposited checks.

ALLOWANCE FOR LOAN LOSSES

      The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management's assessment of credit quality or "risk rating" of loans. Loans are risk weighted when they are originated. If there is deterioration in the credit, the risk rating is changed accordingly. The analysis considers the type of loans being originated, historical loan losses and delinquency figures. It also examines delinquency trends. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans as of September 30, 2002 and March 31, 2002 respectively.

(amounts in thousands)

                                                    At                 At
                                            September 30, 2002    March 31, 2002
                                            ------------------    --------------
      Allowance for loan losses                    $893                $773
      Gross loans outstanding                    86,686              81,241
      Nonperforming loans                           439                 201
      Allowance/ Loans outstanding                    1.0%                0.95%
      Allowance/ Nonperforming loans                203.4%              384.6%

PAST DUE AND NONPERFORMING LOANS

      The following table sets forth information regarding past due and non-accrual loans:

(amounts in thousands)
                                                      At                At
                                              September 30, 2002  March 31, 2002
                                              ------------------  --------------
Past due 30 days through 89 days and accruing       $1,012            $288
Past due 90 days or more and nonaccruing               439             201

LIABILITIES

      Total liabilities increased $4.7 million, or 3.9%, from $122.0 million at March 31, 2002 to $126.7 million at September 30, 2002, primarily due to an increase in deposits and Federal Home Loan Bank advances. Deposits increased $4.1 million, or 3.6%, from $115.0 million at March 31, 2002 to $119.1 million at September 30, 2002. Federal Home Loan Bank advances increased $570,000, or 9.3%, from $6.1 million at March 31, 2002 to $6.7 million at September 30, 2002. These funds were used to fund loan growth.

STOCKHOLDERS' EQUITY

      Total stockholders' equity increased $8.5 million, or 59.0%, from $14.4 million at March 31, 2002 to $22.9 million at September 30, 2002, due primarily to the equity raised through the issuance of common stock by the Company on June 4, 2002, through an increase in accumulated other comprehensive income reflecting the increase in the net unrealized gain on available-for-sale securities, net of tax, of $374,000 for the period and net income of $441,000 for the six months ended September 30, 2002.

COMPARISON OF OPERATING RESULTS

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME

      During the three months ended September 30, 2002, the Company reported net income of $201,000. This was $57,000, or 39.6%, more that reported for the same period last year. Net interest income increased $348,000, or 37.7%, for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. Noninterest income increased $8,000 during the period while noninterest expense rose $248,000 or 32.2%. Provisions for loan losses amounted to $60,000 for the quarter, up from $36,000 a year ago.

NET INTEREST AND DIVIDEND INCOME

      For the following discussion, net interest income is presented on a fully tax equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's effective income tax rate of 39% for all periods presented.

(amounts in thousands)

                                           Three months ended September 30,
                                                2002             2001
                                                ----             ----
 Interest and dividend income
    As reported                                $2,122           $2,025
    Tax equivalent adjustment                      18                -
                                               ------           ------
 Total interest income  (FTE)                   2,140            2,025
 Interest Expense                                 851            1,102
                                               ------           ------
 Net interest and dividend income (FTE)        $1,289           $  923
                                               ======           ======

      Net interest and dividend income for the three months ended September 30, 2002 totaled $1.3 million (FTE) compared to $923,000 (FTE) for the same period in 2001. This represented an increase of $366,000 or 39.7%. Interest and dividends earned (FTE) amounted to $2.1 million for the three months ended September 30, 2002, up from $2.0 million earned during the same period in 2001. Interest expense for the quarter was $851,000, $251,000, or 22.7%, less than $1.1 million reported in the same quarter of last year. The change in net interest income was due to increased levels of average assets and liabilities coupled with lower interest rates earned or paid on those balances due to the lower interest rate environment.

      Interest-earning assets averaged $135.7 million for the quarter ended September 30, 2002, an increase of $20.0 million, or 17.3%, compared to $115.7 million for the quarter ended September 30, 2001. The increase resulted primarily from increased average balances of $11.7 million in loans and $6.6 million in investments. The additional volume added approximately $200,000 to interest income.

      Average interest-bearing liabilities grew $11.4 million during the quarter ended September 30, 2002 from $107.8 million to $119.2 million which resulted in an additional $95,000 in interest expense.

      For the quarter ended September 30, 2002, interest-earning assets had an average yield of 6.34%, down 0.68% from a 7.02% for the same period last year, due to the lower market interst rate environment. The change reduced net interest income $98,000 in the quarter. As market rates continued to decline, the average rate paid on interest-bearing liabilities was 2.85% for the quarter ended September 30, 2002 compared to 4.11% in the year earlier quarter. The decrease of 1.26% reduced interest expense $235,000.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the quarter ended September 30, 2002 was $60,000 compared to $36,000 during the same period last year. The provision for loan losses was increased by $24,000 due to loan growth. There were no charge-offs recorded during the quarter ended September 30, 2002 or the quarter ended September 30, 2001.

NONINTEREST INCOME

      During the quarter ended September 30, 2002, noninterest income was $98,000 compared to $90,000 in the same quarter a year ago. The increase in noninterest income was primarily due to $13,000, or 31.0%, increase in deposit related fees due to increased transactions on more deposit accounts that was partially offset by a $7,000 decrease in gains from sales of other real estate owned.

NONINTEREST EXPENSE

      Noninterest expense for the quarter ended September 30, 2002 was $1.1 million, an increase of $248,000, or 32.3%, from $768,000 in the quarter ended September 30, 2001. Salaries and employee benefits increased $165,000, or 38.2%, reflecting normal salary increases, higher costs for employee benefits, including funding for the newly established employee stock ownership plan, the Association's defined benefit plan, increasing costs for health insurance provided to employees, and additions to staff to support the growth of the Company. Professional fees increased $33,000, or 113.8%, to $62,000 in the quarter reflecting an increase in legal and consulting expenses associated with the opening of two branches in 2002. All other expenses increased $50,000, or 16.3%.

PROVISION FOR INCOME TAXES

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended September 30, 2002 was $92,000 compared to $65,000 for the quarter ended September 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME

      During the six months ended September 30, 2002, the Company reported net income of $441,000. This was $183,000, or 70.9%, more than reported for the same period last year. Net interest income increased $608,000, or 33.2%, during the period. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. The increase in net interest income was offset by a decrease in noninterest income of $21,000 during the period and an increase in noninterest expense $294,000 or 18.7%. Provision for loan losses amounted to $120,000 for the quarter, up from $72,000 a year ago.

NET INTEREST AND DIVIDEND INCOME

      Net interest income is presented on a fully tax equivalent ("FTE") basis.

(amounts in thousands)

                                            Six months ended September 30,
                                                 2002             2001
                                                 ----             ----
 Interest and dividend income
    As reported                                 $4,184           $4,080
    Tax equivalent adjustment                       36                8
                                                ------           ------
 Total interest income  (FTE)                    4,220            4,088
 Interest Expense                                1,746            2,250
                                                ------           ------
 Net interest and dividend income (FTE)         $2,474           $1,838
                                                ======           ======

      Net interest and dividend income for the six months ended September 30, 2002 totaled $2.5 million (FTE) compared to $1.8 million (FTE) for the same period in 2001. This represented an increase of $636,000, or 34.6%. Interest and dividends earned (FTE) amounted to $4.2 million for the six months ended September 30, 2002, an increase of $132,000, or 3.2%, from $4.1 million earned during the same period in 2001. Interest expense for the period was $1.7 million, $504,000, or 22.4%, less than $2.3 million reported in the same quarter of last year. The change in net interest income was due to increase in the average assets and liabilities coupled with lower interest rates earned or paid on those balances, due to the lower rate environment.

      Interest-earning assets averaged $134.4 million for the six months ended September 30, 2002, an increase of $19.4 million, or 16.9%, compared to $115.0 million for the six months ended September 30, 2001. The increase resulted primarily from increased averages of $12.5 million in loans, $3.6 million in investments and $3.8 million in Federal Funds sold to other banks. The additional volume added approximately $482,000 to interest income. For the six months ended September 30, 2002 interest-earning assets had an average yield of 6.30%, a decrease of 0.85% from the same period a year ago. The change reduced net interest income $360,000 in the quarter.

      Average interest-bearing liabilities grew $14.6 million during the six months ended September 30, 2002 from $107.2 million to $121.8 million. The average interest rate paid was 2.87% compared to 4.21% for the same period in 2001. The net decrease in expense for the six months amounted to $505,100, which resulted from changes in rates and a higher percentage of lower costing funds.

During the period, lower cost core deposits increased and time deposits, typically with higher interest rates declined.

PROVISION FOR LOAN LOSSES

      The provision for loans losses for the six months ended September 30, 2002 was $120,000 compared to $72,000 during the same period last year. The provision for loan losses increased by $48,000 due to loan growth. There were no charge-offs recorded during the six months ended September 30, 2002 or the six months ended September 30, 2001.

NONINTEREST INCOME

      During the six months ended September 30, 2002, noninterest income was $201,000 compared to $222,000 in the same period a year ago. The decrease in noninterest income was primarily due to $50,000, or 79.4%, decrease in gains from sales of investment securities that were partially offset by a $29,000 increase in deposit related fees.

NONINTEREST EXPENSE

      Noninterest expense for the six months ended September 30, 2002 was $1.9 million, an increase of $294,000, or 18.7%, from $1.6 million in the six months ended September 30, 2001. Salaries and employee benefits increased $213,000, or 24.3%, reflecting normal salary increases, higher costs for employee benefits and additions to staff to support the growth of the Company. Professional fees increased $36,000, or 54.5%, to $102,000 in the period reflecting an increase in legal and consulting expenses associated with the branch openings and employee plan review and analysis. All other expenses increased $45,000, or 7.1%.

PROVISION FOR INCOME TAXES

      Reflecting the increase in pretax net income, the income tax provision for the six months ended September 30, 2002 was $208,000 compared to $146,000 for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are proceeds from the stock offering, deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of September 30, 2002 of $6.7 million with unused borrowing capacity of $43 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended September 30, 2002 and fiscal 2002, the Association originated loans of approximately $5.0 million and $40.0 million, respectively. At September 30, 2002 and March 31, 2002, the Association had loan commitments to borrowers of approximately $1.3 million and $688,000, respectively, and available home equity and unadvanced lines of credit of approximately $3.3 million and $2.7 million, respectively. Purchases of investment securities totaled $7.5 million and $59.0 million for the three months ended September 30, 2002 and fiscal 2002, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $119.1 million at September 30, 2002, a $4.1 million, or 3.6%, increase from the $115.0 million balance at March 31, 2002. Total deposits increased by $6.5 million, or 6.0% during the year ended March 31, 2002. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      The Association was well-capitalized at September 30, 2002 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at September 30, 2002.

(amounts in thousands)

                           Required         Association
                           --------      ------------------
 Tier 1 Capital            4%             $21,707  12.55%
 Total Risk based
    Capital                8%             $22,600  29.45%
 Tier 1 Risk based
    Capital                8%             $22,600  28.28%

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

Item 3.  Controls and Procedures

      (a)  Evaluation  of  disclosure  controls  and  procedures.   The  Company
           -----------------------------------------------------
maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

      (b) Changes in internal controls.  The Company made no significant changes
          ----------------------------
in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

              None.

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

              None.

 Item 5.  Other Information.
          -----------------

              None.

 Item 6.  Exhibits and Reports on Form 8-K.
          --------------------------------

              (a)   Exhibits

                    2.1 Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the proposed Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)*
                    3.1 Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                    3.2 Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                    4.1 Specimen stock certificate of New England Bancshares, Inc.*
                    99.1 Certification of Chief Executive and Chief Financial Officer

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


                                    NEW ENGLAND BANCSHARES, INC.


Dated: November 14, 2002            By: /s/ David J. O'Connor
                                        -------------------------------------
                                        David J. O'Connor
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (principal executive, financial
                                        and accounting officer)

                                  CERTIFICATION

I, David J. O'Connor, certify, that:

      1. I have reviewed this quarterly report on Form 10-QSB of New England Bancshares, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002            /s/ David J. O'Connor
                                    -------------------------------------------
                                    David J. O'Connor
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)