Form 10QSB/A
period 2002-09-30
NEW ENGLAND BANCSHARES INC
filed 2002-12-06
CIK 1166760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
 (Mark One)

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

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2002
         and March 31, 2002 (unaudited) ..................................     3

         Condensed Consolidated Statements of Income for the Three Months
         and Six Months Ended September 30, 2002 and 2001 (unaudited).....     4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2002 and 2001 (unaudited).........     5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................     6

PART II:    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    10

SIGNATURES................................................................    11

CERTIFICATIONS............................................................    12

      The Registrant hereby amends its quarterly report on Form 10-QSB for the period ended September 30, 2002, which was filed with the Securities and Exchange Commission on November 14, 2002, to correct the loan originations and principal collections, net, line item in its Condensed Consolidated Statements of Cash Flows.



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



                          NEW ENGLAND BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                             ---------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2002            2001
                                                             ---------------  ----------------
 (in thousands)                                                (Unaudited)      (Unaudited)
 Cash flows from operating activities:
     Net income..........................................            $441             $258
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization (accretion) of securities, net....              37             (18)
          Gain on sales and calls of available-for-sale
            securities, net..............................            (13)             (63)
          Provision for loan losses......................             120               72
          Decrease in deferred loan origination fees.....              --             (32)
          Depreciation and amortization..................             107              103
          Gain on sales of other real estate owned, net..              --              (1)
          (Increase) decrease in accrued interest
            receivable...................................           (121)               34
          Increase in cash surrender value life
            insurance policies...........................            (79)             (78)
          Increase in prepaid expenses and other assets..            (23)            (108)
          Increase in accrued expenses and other
            liabilities..................................              72               66
                                                              -----------      -----------

     Net cash provided by operating activities...........             541              233
                                                              -----------      -----------
 Cash flows from investing activities:
          Purchases of available-for-sale securities.....        (23,091)         (21,652)
          Proceeds from sales of available-for-sale
            securities...................................           4,708            7,258
          Proceeds from maturities of available-for-sale
            securities...................................          13,018            9,608
          Loan originations and principal collections,
            net..........................................         (5,445)          (9,369)
          Loan to ESOP...................................           (738)
          Capital expenditures - premises and equipment..           (940)            (278)
          Proceeds from sales of other real estate
            owned........................................              --              241
          Capital expenditures - other real estate owned.              --
          Investments in life insurance policies.........            (13)             (38)
                                                              -----------      -----------
          Net cash used in investing activities..........        (12,501)         (14,230)
                                                              -----------      -----------
 Cash flows from financing activities:
          Net increase in demand, NOW and savings
            accounts.....................................           2,685            2,697
          Net increase (decrease) in time deposits.......           1,431            (614)
          Net increase (decrease) in advanced payments
            by borrowers for taxes and insurance.........            (41)                4
          Proceeds from Federal Home Loan Bank long-term
              Advances...................................           1,000            1,500
          Principal payments on Federal Home Loan Bank
            long-term advances...........................           (430)               --
          Proceeds from sale of stock net of costs                  8,504               --
                                                              -----------      -----------
          Net cash provided by financing activities......          13,149            3,587
 Net increase (decrease) in cash and cash equivalents....           1,189         (10,410)
 Cash and cash equivalents at beginning of period........          12,472           17,759
                                                              -----------      -----------

 Cash and cash equivalents at end of period..............         $13,661           $7,349
                                                              ===========      ===========

 Supplemental disclosures:
          Interest paid..................................          $1,741           $2,245
          Income taxes paid..............................             468              117
          Loans transferred to other real estate owned...              --              124
          Loans originated from sales of other real
            estate owned.................................              --               52

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

                           PART II. OTHER INFORMATION

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


                                    NEW ENGLAND BANCSHARES, INC.


Dated: December 6, 2002             By: /s/ David J. O'Connor
                                        -------------------------------------
                                        David J. O'Connor
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (principal executive, financial
                                        and accounting officer)

                                  CERTIFICATION

I, David J. O'Connor, certify, that:

      1. I have reviewed this quarterly report on Form 10-QSB/A of New England Bancshares, Inc.;

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



Date:  December 6, 2002             /s/ David J. O'Connor
                                    -------------------------------------------
                                    David J. O'Connor
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)