Form 10QSB
period 2002-12-31
NEW ENGLAND BANCSHARES INC
filed 2003-02-14
CIK 1166760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                    to
                                    ------------------    -----------------

                         Commission File Number 0-49711

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 United States                                                  04-3693643
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

660 Enfield Street, Enfield, Connecticut                           06082
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

   The Issuer had 2,049,875 shares of common stock, par value $0.01 per share, outstanding as of February 10, 2003.

       Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                                      ---   ---



                                                      NEW ENGLAND BANCSHARES, INC.
                                                              FORM 10-QSB

                                                                 INDEX

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2002 (Unaudited)
         and March 31, 2002...............................................................................     3

         Condensed Consolidated Statements of Income for the
         Three Months and Nine Months Ended December 31, 2002 and 2001 (Unaudited)........................     4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2002 and 2001 (Unaudited).........................................     5

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation...................................................................     9

Item 3.  Controls and Procedures..........................................................................     17

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................     17
Item 2.  Changes in Securities............................................................................     17
Item 3   Defaults Upon Senior Securities..................................................................     17
Item 4.  Submission of Matters to a Vote of Security Holders..............................................     17
Item 5.  Other Information................................................................................     17
Item 6.  Exhibits and Reports on Form 8-K.................................................................     18

SIGNATURES................................................................................................     18

CERTIFICATIONS............................................................................................     19




                                                 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.
         --------------------

                                                  NEW ENGLAND BANCSHARES, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               December 31,        March 31,
(In thousands)                                                                     2002              2002
                                                                             -----------------   -------------
 ASSETS:                                                                        (Unaudited)
 ------
 Cash and due from banks...............................................          $  6,400            $  6,376
 Interest-bearing demand deposits with other banks.....................             1,326                 159
 Federal funds sold....................................................                --               4,500
 Money Market mutual funds.............................................             4,263               1,437
                                                                             -------------       -------------
       Total cash and cash equivalents.................................            11,989              12,472
 Investments in available-for-sale securities (at fair value)..........            41,579              36,165
 Federal Home Loan Bank stock, at cost.................................               820                 820
 Loans, net of allowance for loan losses of $950 as of December 31, 2002
  and $773 as of March 31, 2002........................................            92,461              80,468
 Premises and equipment, net...........................................             2,620               1,631
 Accrued interest receivable...........................................               447                 395
 Deferred income taxes.................................................               357                 546
 Cash surrender value of life insurance................................             3,510               3,391
 Other assets..........................................................               658                 423
                                                                             -------------       -------------
       Total assets....................................................          $154,441            $136,311
                                                                             =============       =============

 LIABILITIES AND CAPITAL ACCOUNTS
 --------------------------------
 Deposits:
       Noninterest-bearing.............................................            $5,140              $3,726
       Interest-bearing................................................           116,714             111,272
                                                                             -------------       -------------
       Total deposits..................................................           121,854             114,998
 Advance payments by borrowers for taxes and insurance.................               536                 266
 Federal Home Loan Bank advances.......................................             8,428               6,108
 Other liabilities.....................................................               533                 587
                                                                             -------------       -------------
       Total liabilities...............................................           131,351             121,959
                                                                             -------------       -------------

 Stockholders' Equity:
    Common stock, par value $.01 per share: 10,000,000 shares  authorized;
            2,049,875 shares issued  ..................................                20                  --
    Paid in capital...................................................              8,484                  --
    Retained earnings..................................................            15,062              14,460
    Accumulated other comprehensive income (loss)......................               190               (108)
     Unearned ESOP shares..............................................              (666)                  --
                                                                             -------------       -------------
       Total stockholders' equity......................................            23,090              14,352
                                                                             -------------       -------------
       Total liabilities and stockholders' equity......................          $154,441            $136,311
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



                                                      NEW ENGLAND BANCSHARES, INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              DECEMBER 31,                 DECEMBER 31,
                                                       ---------------------------  ---------------------------
 (In thousands)                                           2002            2001         2002            2001
                                                       ------------    -----------  -----------    ------------
 Interest and dividend income:
       Interest and fees on loans......................     $1,706         $1,509       $4,848          $4,304
       Interest and dividends on securities:
          Taxable .....................................        399            479        1,287           1,591
          Tax-exempt...................................         15             12           63              12
          Dividends on Federal Home Loan Bank stock....          8             10           23              34
       Interest on federal funds sold, interest-bearing
             deposits and money market mutual funds.....        15             32          106             181
                                                       ------------    -----------  -----------    ------------
                Total interest and dividend income.....      2,143          2,042        6,327           6,122
                                                       ------------    -----------  -----------    ------------

 Interest expense:
       Interest on deposits............................        752            957          363           3,200
       Interest on advanced payments by borrowers for
             taxes and insurance.......................          2              2            4               5
       Interest on Federal Home Loan Bank advances.....         76             27          209              31
                                                       ------------    -----------  -----------    ------------
          Total interest expense.......................        830            986        2,576           3,236
                                                       ------------    -----------  -----------    ------------
          Net interest and dividend income.............      1,313          1,056        3,751           2,886
 Provision for loan losses.............................         60             34          180             106
                                                       ------------    -----------  -----------    ------------
       Net interest and dividend income after provision
              for loan losses..........................      1,253          1,022        3,571           2,780
                                                       ------------    -----------  -----------    ------------

 Noninterest income:
       Service charges on deposit accounts.............         61             46          168             124
       Gain on sales and calls of available-for-sale
         securities, net...............................         33              1           46              64
       Increase in cash surrender value of life
         insurance policies............................         40              9          119              87
       Other income....................................          2              1            4               4
                                                       ------------    -----------  -----------    ------------
             Total noninterest income..................        136             57          337             279
                                                       ------------    -----------  -----------    ------------
 Noninterest expense:
       Salaries and employee benefits..................        600            463        1,687           1,337
       Occupancy and equipment expense.................        165            124          418             375
       Advertising and promotion.......................         95             23          135              73
       Professional fees...............................         87             --          189              66
       Data processing expense.........................         49             39          132             127
       Stationery and supplies.........................         19             15           57              50
       Other expense...................................        153            144          420             356
                                                       ------------    -----------  -----------    ------------
             Total noninterest expense.................      1,168            808        3,038           2,384
                                                       ------------    -----------  -----------    ------------
             Income before income taxes................        221            271          870             675
       Income tax expense..............................         60             98          268             244
                                                       ------------    -----------  -----------    ------------
             Net income................................       $161           $173         $602            $431
                                                       ============    ===========  ===========    ============

    Basic and diluted earnings per share                     $0.08            N/A          N/A             N/A

                   The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                      NEW ENGLAND BANCSHARES, INC.
                                            Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                              Nine Months Ended
                                                                    ------------------------------------
                                                                        December 31,       December 31,
 (In thousands)                                                             2002              2001
                                                                     -----------------  ----------------

Cash flows from operating activities:
       Net income..............................................              $602              $431
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Amortization (accretion) of securities, net.......               100               (12)
             Gain on sales and calls of available-for-sale                    (46)              (64)
               securities, net.................................
             Provision for loan losses.........................               180               106
             Increase (decrease) in deferred loan origination                  49               (22)
               fees............................................
             Depreciation and amortization.....................               177               148
             Write-down of other real estate owned. ...........                --                22
             Gain on sales of other real estate owned, net.....                --                (1)
             (Increase) decrease in accrued interest
               receivable........................................             (52)              104
             Increase in cash surrender value life insurance
               policies........................................              (119)              (87)
             Increase in prepaid expenses and other assets.....              (235)             (568)
             Increase (decrease) in accrued expenses and other                (54)               70
               liabilities...................................
                                                                 -----------------  ----------------

       Net cash provided by operating activities...............               602               127
                                                                 -----------------  ----------------

 Cash flows from investing activities:
             Purchases of available-for-sale securities........           (35,496)          (39,246)
             Proceeds from sales of available-for-sale                      7,525            10,036
              securities.......................................
             Proceeds from maturities of available-for-sale                22,990            24,767
              securities.......................................
             Loan originations and principal collections, net..           (12,222)          (12,083)
             Loan to ESOP......................................              (738)               --
             Repayment of ESOP loan............................                72                --
             Capital expenditures - premises and equipment.....            (1,166)             (300)
             Proceeds from sales of other real estate owned....                --                90
             Capital expenditures - other real estate owned....                --              (63)
             Investments in life insurance policies............                --              (43)
                                                                 -----------------  ----------------

             Net cash used in investing activities.............           (19,035)          (16,842)
                                                                 -----------------  ----------------

 Cash flows from financing activities:
             Net increase in demand, NOW and savings accounts..             5,180             5,842
             Net increase (decrease) in time deposits..........             1,676           (1,452)
             Net increase in advanced payments by
                borrowers for taxes and insurance..............               270               225
             Proceeds from Federal Home Loan Bank long-term
                   advances....................................             3,500             4,000
             Principal payments on Federal Home Loan Bank long-
                    term advances..............................            (1,180)              (15)
             Proceeds from sale of stock, net of costs..........            8,504                --
                                                                 -----------------  ----------------
             Net cash provided by financing activities.........            17,950             8,600
                                                                 -----------------  ----------------
  Net decrease in cash and cash equivalents.....................             (483)           (8,115)
 Cash and cash equivalents at beginning of period..............            12,472            17,759
                                                                 -----------------  ----------------

 Cash and cash equivalents at end of period....................           $11,989            $9,644
                                                                 =================  ================

 Supplemental disclosures:
             Interest paid.....................................            $2,363            $3,210
             Income taxes paid.................................               268               323
             Loans transferred to other real estate owned......                --               124
             Loans originated from sales of other real estate                  --               266
               owned...........................................

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Organization

        New England Bancshares, Inc. (the "Company") is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the "Association") concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and sold 1,127,431 shares to Enfield Mutual Holding Company raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association. The Company is a majority owned subsidiary of Enfield Mutual Holding Company.

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


NOTE 3 - Earnings Per Share

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities for the quarter ended December 31, 2002. Because the formation of the Company was completed on June 4, 2002, per share earnings data is not meaningful for prior comparative periods and is therefore not presented.

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

        If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method.

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

NOTE 5 - Acquisition Agreement

        On January 22, 2003 the Company signed an agreement to acquire Windsor Locks Community Bank, FSL.


NOTE 6 - Stock-Based Incentive Plan

        On January 16, 2003, the stockholders approved the 2003 Stock-Based Incentive Plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operation.
           --------------------

        The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

        Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND MARCH 31, 2002

ASSETS

     Total assets of the Company were $154.4 million at December 31, 2002, an increase of $18.1 million or 13.3%, compared to $136.3 million at March 31, 2002 primarily due to increased loan and investment securities balances. Net loans outstanding rose $12.0 million to $92.5 million at December 31, 2002 compared to $80.5 million at March 31, 2002. The growth was primarily in commercial loans, which reflects management's efforts to meet the borrowing needs of that important segment of its market. Investments in available-for-sale securities increased $5.4 million, or 14.9%, to $41.6 million at December 31, 2002 compared to $36.2 million at March 31, 2002. Premises and equipment increased $989,000, or 60.6%, due to equipment and technology upgrades and the purchase in April 2002 of a property in Manchester, Connecticut for the Bank's newest banking office that commenced operations on October 1, 2002. Total cash and cash equivalents decreased 4.0%, or $0.5 million, from $12.5 million at March 31, 2002 to $12.0 million at December 31, 2002. This resulted from a $4.5 million decrease in federal funds sold which was partially offset by the $2.8 million increase in money market funds and the $1.2 million increase in interest-bearing demand deposits with other banks.

ALLOWANCE FOR LOAN LOSSES

     The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management's assessment of credit quality or "risk rating" of loans. Loans are risk weighted when they are originated. If there is deterioration in the credit, the risk rating is changed accordingly. The analysis considers the type of loans being originated, historical loan losses and delinquency figures. It also examines delinquency trends. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans as of December 31, 2002 and March 31, 2002, respectively.

(Dollars in thousands)
                                                        At                         At
                                                 December 31, 2002          March 31, 2002
                                                 -----------------          --------------
         Allowance for loan losses                     $950                      $773
         Gross loans Outstanding                     93,411                    81,241
         Nonperforming loans                            248                       201
         Allowance/ Loans outstanding                   1.0%                      0.9%
         Allowance/ Nonperforming loans               383.1%                    384.6%

PAST DUE AND NONPERFORMING LOANS

         The following table sets forth information regarding past due and non-accrual loans:

 (In thousands)
                                                         At                      At
                                                   December 31, 2002       March 31, 2002
                                                   -----------------       --------------
 Past due 30 days through 89 days and accruing          $382                    $288
 Past due 90 days or more and nonaccruing                248                     201

LIABILITIES

     Total liabilities increased $9.4 million, or 7.7%, from $122.0 million at March 31, 2002 to $131.4 million at December 31, 2002, primarily due to an increase in deposits and Federal Home Loan Bank advances. Deposits increased $6.9 million, or 6.0%, from $115.0 million at March 31, 2002 to $121.9 million at December 31, 2002. Federal Home Loan Bank advances increased $2.3 million, or 37.7%, from $6.1 million at March 31, 2002 to $8.4 million at December 31, 2002. These funds were used to fund loan growth.

STOCKHOLDERS' EQUITY

     Total stockholders' equity increased $8.7 million, or 60.4%, from $14.4 million at March 31, 2002 to $23.1 million at December 31, 2002, due primarily to the equity raised through the issuance of common stock by the Company on June 4, 2002, through an increase in accumulated other comprehensive income reflecting the increase in the net unrealized gain on available-for-sale securities, net of tax, of $298,000 for the period and net income of $602,000 for the nine months ended December 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

NET INCOME

     During the three months ended December 31, 2002, the Company reported net income of $161,000. This was $12,000, or 6.9%, less than reported for the same period last year. Net interest and dividend income increased $257,000, or 24.3%, for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. Noninterest income increased $79,000 during the period while noninterest expense rose $360,000 or 44.6%. Provision for loan losses amounted to $60,000 for the quarter, up from $34,000 a year ago.

     During the quarter ended December 31, 2002, the Company engaged in efforts culminating in an agreement to acquire Windsor Locks Community Bank signed on January 22, 2003. The Company incurred certain expenses for legal and consulting services as a part of this endeavor that were expensed during the period. The amount of such expenses reflected in the results for the quarter is approximately $100,000.

NET INTEREST AND DIVIDEND INCOME

     For the following discussion, net interest and dividend income is presented on a fully tax equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the Company's effective income tax rate of 39% for all periods presented.

 (In thousands)
                                              Three months ended December 31,
                                                    2002             2001
                                                    ----             ----
 Interest and dividend income
    As reported                                    $2,143           $2,042
    Tax equivalent adjustment                           8                6
                                                   ------           ------
 Total interest income  (FTE)                       2,151            2,048
 Interest Expense                                     830              986
                                                   ------           ------
 Net interest and dividend income (FTE)            $1,321           $1,062
                                                   ======           ======

     Net interest and dividend income for the three months ended December 31, 2002 totaled $1.3 million (FTE) compared to $1.1 million (FTE) for the same period in 2001. This represented an increase of $259,000 or 24.4%. Interest and dividends earned (FTE) amounted to $2.2 million for the three months ended December 31, 2002, up from $2.0 million earned during the same period in 2001. Interest expense for the quarter was $830,000, $156,000, or 15.8%, less than $986,000 reported in the same quarter of last year. The change in net interest and dividend income was due to increased levels of average interest-earning assets and interest-bearing liabilities coupled with lower interest rates earned or paid on those balances due to the lower interest rate environment.

     Average interest-earning assets were $140.6 million for the quarter ended December 31, 2002, an increase of $21.8 million, or 18.4%, compared to $118.8 million for the quarter ended December 31, 2001. The increase resulted primarily from increased average balances of $10.7 million in loans, $9.1 million increase in federal funds sold and money market mutual funds, and $2.0 million in investments. The additional volume added approximately $314,000 to interest income.

     Average interest-bearing liabilities grew $13.1 million during the quarter ended December 31, 2002 from $110.8 million to $123.9 million that resulted in an additional $46,000 in interest expense.

     For the quarter ended December 31, 2002, interest-earning assets had an average yield of 6.10%, down 72 basis points from 6.82% for the same period last year due to the lower market interest rate environment. The change reduced net interest income $213,000 in the quarter. As market rates continued to decline, the average rate paid on interest-bearing liabilities was 2.66% for the quarter ended December 31, 2002 compared to 3.53% in the year earlier quarter. The decrease of 87 basis points reduced interest expense $202,000.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended December 31, 2002 was $60,000 compared to $34,000 during the same period last year. The provision for loan losses was increased by $26,000 due to loan growth. There were no charge-offs recorded during the quarter ended December 31, 2002 or the quarter ended December 31, 2001.

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically review the Company to provide additions to the allowance based upon judgments different from management.

NONINTEREST INCOME

     During the quarter ended December 31, 2002, noninterest income was $136,000 compared to $57,000 in the same quarter a year ago. The increase in noninterest income was primarily due to a $15,000, or 32.6% increase in deposit related fees due to increased transactions and more deposit accounts and an increase of $32,000 in gains realized from sales of available for sale securities. An increase of $31,000 in the cash surrender value of life insurance policies held by the bank also contributed to the results.

NONINTEREST EXPENSE

     Noninterest expense for the quarter ended December 31, 2002 was $1.2 million, an increase of $360,000, or 44.6%, from $808,000 in the quarter ended December 31, 2001. Salaries and employee benefits increased $137,000, or 29.6%, reflecting normal salary increases, higher costs for employee benefits, including funding for the newly established Employee Stock Ownership Plan, the Association's defined benefit plan and increasing costs for health insurance provided to employees, and additions to staff to support growth of the Company. Occupancy and equipment expense increased $41,000, or 33.1%, to $165,000 primarily from the costs of operation of two banking offices opened earlier in 2002. Marketing expense amounted to $95,000, an increase of $72,000 from the same period the previous year. The increased spending was primarily to promote and advertise the opening of the office in Windsor Locks, in June 2002 and Manchester in October 2002. Professional fees increased $87,000 in the quarter reflecting an increase in legal and consulting expenses associated with the acquisition of Windsor Locks Community Bank, FSL.

PROVISION FOR INCOME TAXES

     Reflecting the decrease in pretax net income, the income tax provision for the quarter ended December 31, 2002 was $60,000 compared to $98,000 for the quarter ended December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME

     During the nine months ended December 31, 2002, the Company reported net income of $602,000. This was $171,000, or 39.7%, more that reported for the same period last year. Net interest and dividend income increased $865,000, or 30.0%, during the period. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. Noninterest income increased $58,000, or 20.8%, during the period noninterest expense increased $654,000, or 27.4% during the period. Provision for loan losses amounted to $180,000 for the quarter, up from $106,000 a year ago.

NET INTEREST AND DIVIDEND INCOME

      Net interest income is presented on a fully tax equivalent ("FTE") basis.

 (In thousands)
                                              Nine months ended December 31,
                                                 2002              2001
                                                 ----              ----
 Interest and dividend income
    As reported                                 $6,327            $6,122
    Tax equivalent adjustment                       33                 6
                                                ------            ------
 Total interest income  (FTE)                    6,360             6,128
 Interest Expense                                2,576             3,236
                                                ------            ------
 Net interest and dividend income (FTE)         $3,784            $2,892
                                                ======            ======

     Net interest and dividend income for the nine months ended December 31, 2002 totaled $3.8 million (FTE) compared to $2.9 million (FTE) for the same period in 2001. This represented an increase of $892,000, or 30.8%. Interest and dividends earned (FTE) amounted to $6.4 million for the nine months ended December 31, 2002, an increase of $232,000, or 3.8%, from $6.1 million earned during the same period in 2001. Interest expense for the period was $2.6 million, $660,000, or 20.0%, less than $3.2 million reported in the same period of last year. The change in net interest income was due to increase in average interest-earning assets and interest-bearing liabilities coupled with lower interest rates earned or paid on those balances, due to the lower rate environment.

     Interest-earning assets averaged $136.4 million for the nine months ended December 31, 2002, an increase of $7.7 million, or 6.0%, compared to $128.7 million for the nine months ended December 31, 2001. The change resulted primarily from increased average balances of $4.5 million in loans, $5.0 million in federal funds and other money market mutual funds and a decrease of $1.9 million in investments. The additional volume added approximately $929,000 to interest income. For the nine months ended December 31, 2002 interest-earning assets had an average yield of 6.19%, a decrease of 0.75% from the same period a year ago. The change reduced net interest income $724,000 in the period.

     Average interest-bearing liabilities grew $2.6 million during the nine months ended December 31, 2002 from $119.9 million to $122.5 million. The average interest rate paid was 2.79% compared to 3.97% for the same period in 2001 as the net decrease in expense for the nine months amounted to $660,000 of which $1.1 million of the decrease resulted from changes in rates and $400,000 of the increase resulted from changes in volume.

PROVISION FOR LOAN LOSSES

     The provision for loans losses for the nine months ended December 31, 2002 was $180,000 compared to $106,000 during the same period last year. The provision for loan losses was increased by $74,000 due to loan growth. There were no charge-offs recorded during the nine months ended December 31, 2002 or the nine months ended December 31, 2001.

NONINTEREST INCOME

     During the nine months ended December 31, 2002, noninterest income was $337,000 compared to $279,000 in the same period a year ago. The increase in noninterest income was primarily due to $44,000, or 35.4%, increase in service charges on deposit accounts. This was primarily the result of higher activity volume associated with deposit growth. Gains realized from the sales of investment securities amounted to $46,000 during the period, down from $64,000 in the same period a year earlier. The increase in cash surrender value of life insurance owned by the bank amounted to $119,000 in the first nine months of 2002 compared to $87,000 for the year earlier period.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended December 31, 2002 was $3.0 million, an increase of $654,000, or 27.3%, from $2.4 million for the nine months ended December 31, 2001. Salaries and employee benefits increased
$350,000, or 26.2%, reflecting normal salary increases, higher costs for employee benefits and additions to staff to support the growth of the Company. Occupancy expense increased $43,000 or 11.4% during the period to $418,000, principally reflecting the operation of two new branches that opened in June and October 2002. Professional fees increased $123,000, or 186.4%, to $189,000 in the period reflecting an increase in legal and consulting expenses a variety of activities. These included branch openings and employee plan review and analysis and activities related to potential growth of the Company through acquisition of another institution. All other expenses increased $76,000, or 14.3%.

PROVISION FOR INCOME TAXES

     Reflecting the increase in pretax net income, the income tax provision for the nine months ended December 31, 2002 was $268,000 compared to $244,000 for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are proceeds from the stock offering, deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of December 31, 2002 of $8.4 million with unused borrowing capacity of $41 million.

     The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended December 31, 2002 and fiscal 2002, the Association originated loans of approximately $11.0 million and $51.0 million, respectively. Purchases of investment securities totaled $12.4 million and $35.5 million for the three months ended December 31, 2002 and nine months ended 2002, respectively.

     Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $121.9 million at December 31, 2002, a $6.9 million, or 6.0%, increase from the $115.0 million balance at March 31, 2002. Total deposits increased by $6.5 million, or 6.0% during the year ended March 31, 2002. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

     The Association was well-capitalized at December 31, 2002 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at December 31, 2002.

 (amounts in thousands)
                             Required              Association
                             --------              -----------
 Tier 1 Capital                 4%               $21,855   14.18%
 Total Risk based
    Capital                     8%               $22,805   28.43%
 Tier 1 Risk based
    Capital                     8%               $21,855   27.24%

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

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

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

                  None


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                 a)     Exhibits

                        2.1 Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the proposed Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)*
                        2.2 Agreement and Plan of Merger dated January 22, 2003 by and between Enfield Mutual Holding Company, New England Bancshares, Inc., Enfield Federal Savings and Loan Association and Windsor Locks Community Bank, FSL**
                        3.1 Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                        3.2 Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)*
                        4.1 Specimen stock certificate of New England Bancshares, Inc.*
                        99.1 Certification of Chief Executive and Chief Financial Officer
                        _____________________________
                        * Incorporated by reference into this document from New England Bancshares, Inc.'s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-63271

                        ** Incorporated by reference into this document from the Exhibits to the Form 8-K as filed on January 27, 2003.

                 (b)    Reports on Form 8-K

                        On November 4, 2002, the Company filed a Form 8-K in which it announced under Item 5 its earnings for the quarterly period ended September 30, 2002 and the appointment of a new director. The press release announcing earnings and the appointment of a new director was attached by exhibit.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   NEW ENGLAND BANCSHARES, INC.


Dated: February 14, 2003           By: /s/ David J. O'Connor
       -----------------               ------------------------------------
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



Date:   February 14, 2003           /s/ David J. O'Connor
                                    ------------------------------------------
                                    David J. O'Connor
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)