Form 10KSB
period 2003-03-31
NEW ENGLAND BANCSHARES INC
filed 2003-06-27
CIK 1166760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-49711

NEW ENGLAND BANCSHARES, INC.

(Name of small business issuer in its charter)

United States	04-3693643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

660 Enfield Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (860) 253-5200

Securities registered Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB  ☐

The issuer’s revenues for its most recent fiscal year were approximately $8,825,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,991,327, based upon the closing price of $15.80 as quoted on the OTC Bulletin Board for June 20, 2003. Solely for purposes of this calculation, the shares held by Enfield Mutual Holding Company and the directors and officers of the issuer are deemed to be held by affiliates.

As of June 20, 2003, the issuer had 2,086,296 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders

are incorporated by reference into Part III of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):  Yes ☐  No  ☒

This Annual Report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake — and we specifically disclaim any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	DESCRIPTION OF BUSINESS

General

New England Bancshares, Inc., headquartered in Enfield, Connecticut, is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association concurrent with its mutual holding company reorganization (“New England Bancshares and Enfield Federal are sometimes collectively referred to as the “Company,” unless the context requires individual identification). As part of the reorganization, New England Bancshares issued 1,127,431 shares of common stock to Enfield Mutual Holding Company and sold 922,444 shares of common stock to the public, for gross proceeds of $9.2 million. Approximately $6.8 million of those proceeds were contributed to Enfield Federal. So long as Enfield Mutual Holding Company exists, it will own at least 50.1% of the voting stock of New England Bancshares.

New England Bancshares’ sole business activity is the ownership of all of Enfield Federal’s capital stock. New England Bancshares does not transact any material business other than through its subsidiary, Enfield Federal. New England Bancshares is subject to the regulation of the Office of Thrift Supervision.

Enfield Federal operates as a community-oriented financial institution. Enfield Federal is regulated by the Office of Thrift Supervision. Enfield Federal’s deposits have been federally insured by the Federal Deposit Insurance Corporation since 1938 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Enfield Federal has been a member of the Federal Home Loan Bank System since 1933.

Market Area

The Company conducts its operations through its main office and two other branch offices in Enfield and its branch offices in Manchester, Suffield and Windsor Locks, Connecticut. The Company’s deposits are gathered from, and its lending activities are concentrated primarily in, the towns and the communities contiguous to its branch offices.

Enfield is a largely suburban town located along the Massachusetts border in the north-central part of the state in Hartford County, Connecticut. Enfield is approximately 10 miles from and is midway between the cities of Hartford, Connecticut and Springfield, Massachusetts, and is two hours from both Boston and New York City. Enfield is near Interstate 91, the major north-south highway that runs directly through the heart of New England. The region serves as the governmental and as a financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., Travelers Property Casualty Corp.,

United Technologies Corp., Stanley Works, as well as many regional banks, the Connecticut State Government, Lego Toys and Hallmark Cards.

Competition

The Company faces intense competition both in making loans and attracting deposits. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than does the Company and may offer products and services that the Company does not provide.

The Company’s competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and mutual funds. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At March 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Mortgage loans:
Residential loans:
One-to four-family	$63,726	67.17%	$56,625	69.50%
Multi-family	5,256	5.54	5,348	6.56
Commercial real estate	13,378	14.10	10,222	12.55
Construction loans	4,625	4.87	2,436	2.99

Total mortgage loans	86,985	91.68	74,631	91.60
Consumer loans	1,629	1.72	2,066	2.54
Commercial loans	6,262	6.60	4,777	5.86

Total loans	94,876	100.00%	81,474	100.00%

Deferred loan origination fees, net	(287)		(233)
Allowance for loan losses	(1,008)		(773)

Total loans, net	$93,581		$80,468

Loan Maturity. The following table shows the remaining contractual maturity of the Company’s total loans at March 31, 2003. The table does not include the effect of future principal prepayments.

	At March 31, 2003
	One-to Four- Family	Multi- Family	Commercial Real Estate	Construction	Consumer	Commercial	Total Loans
	(In Thousands)
Amounts due in:
One year or less	$1,804	$1,867	$1,720	$1,231	$79	$1,245	$7,946
More than one year to five years	5,102	15	175	1,002	870	800	7,964
More than five years	56,820	3,374	11,483	2,392	680	4,217	78,966

Total amount due	$63,726	$5,256	$13,378	$4,625	$1,629	$6,262	$94,876

The following table sets forth, at March 31, 2003, the dollar amount of loans contractually due after March 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After March 31, 2004
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans:
Residential loans:
One-to four-family	$51,088	$10,834	$61,922
Multi-family	1,050	2,339	3,389
Commercial real estate	2,151	9,507	11,658
Construction loans	2,216	1,178	3,394

Total mortgage loans	56,505	23,858	80,363
Consumer loans	1,550	—	1,550
Commercial loans	2,568	2,449	5,017

Total loans	$60,623	$26,307	$86,930

Loan Originations and Sales. The Company’s mortgage lending activities are conducted by its salaried loan representatives operating at its main office in Enfield. The Company underwrites all loans that it originates under its loan policies and procedures which model those of Fannie Mae and Freddie Mac. The Company originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company is primarily a portfolio lender, originating substantially all of its loans for investment.

The following table sets forth the Company’s loan originations, principal repayments and other loan activities for the periods indicated:

	For the Fiscal Year Ended March 31,
	2003	2002
	(In Thousands)
Beginning balance, loans, net	$80,468	$66,372
Originations:
Mortgage loans:
Residential loans:
One-to four-family	20,943	19,382
Multi-family	2,216	320
Commercial real estate	4,739	4,739
Construction loans	5,289	2,700

Total mortgage loans	33,187	27,141
Consumer loans	674	932
Commercial loans	1,539	4,487

Total loan originations	35,400	32,560
Deduct:
Principal loan repayments and other, net	(22,282)	(18,434)
Loan charge-offs, net of recoveries	(5)	(30)

Ending balance, loans, net	$93,581	$80,468

One- to Four-Family Loans. The Company’s primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. At March 31, 2003, 81.47% of its one- to four-family loans were fixed-rate and 18.53% were adjustable-rate.

The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $323,000.

The Company also currently offers adjustable-rate mortgage loans, with an interest rate based on the one- year Constant Maturity Treasury Bill index which adjust annually from the outset of the loan or which adjust annually after a three-, five- or ten-year initial fixed period and with terms of up to 30 years, with the majority of adjustable rate loans adjusting after a five-year period. Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan.

Adjustable-rate mortgage loans help reduce the Company’s exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased costs to be paid by borrowers due to changed rates. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required to be paid by borrowers. In addition, although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in its cost of funds during periods of rising interest rates. The Company believes these risks, which have not had a material adverse effect on it to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

The Company offers its full-time employees who satisfy certain criteria and its general underwriting standards fixed- and adjustable-rate mortgage loans with reduced interest rates which are currently 50 basis points below the rates offered to Enfield Federal’s other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of March 31, 2003, the Company had $1.7 million of employee mortgage rate loans, or 1.79% of total loans.

Construction Loans. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2003, residential construction loans amounted to $2.6 million of total loans. At March 31, 2003, the unadvanced portion of these construction loans totaled $1.2 million. The Company’s residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

The Company makes construction loans for commercial development projects. The projects include multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursement of funds are at the sole discretion of Enfield Federal and are based on the progress of construction. At March 31, 2003, commercial construction loans totaled $3.9 million, or 4.11% of total loans. At March 31, 2003, the unadvanced portion of these construction loans totaled $0.7 million.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Home Equity Loans and Lines of Credit. The Company offers home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four- family residences. At March 31, 2003, home equity loans and equity lines of credit totaled $6.5 million, or 6.83% of Enfield Federal’s total loans. Additionally, at March 31, 2003, the unadvanced amounts of home equity lines of credit totaled $984,000. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower, and a minimum interest rate of 6%.

Multi-Family and Commercial Real Estate Loans. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Company’s primary market area. The Company’s multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the five-year Constant Maturity Treasury Note Rate Index plus a margin of 350 to 400 basis points.

Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

Commercial Loans. At March 31, 2003, the Company had $6.3 million in commercial loans which amounted to 6.60% of total loans. In addition, at such date, the Company had $1.6 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed rate business loans are generally indexed to the two-, five- or ten-year

Constant Maturity Treasury Rate Index, as corresponds to the term of the loan, plus a margin of up to 450 basis points. The Company generally does not make unsecured commercial loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Company seeks to minimize these risks through its underwriting standards.

Consumer Loans. The Company offers fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At March 31, 2003, automobile loans totaled $776,000, or 0.82% of the Company’s total loans and 47.64% of consumer loans. For the fiscal year ended March 31, 2003, the Company originated $466,000 of automobile loans.

Other consumer loans at March 31, 2003 amounted to $853,000, or 0.90% of the Company’s total loans and 52.36% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit at the Company.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Approval Procedures and Authority. The Company’s lending policies and loan approval limits are recommended by senior management of Enfield Federal and reviewed and approved by the Executive Committee of the board of directors of Enfield Federal. Certain individuals are assigned lending authorities based on his or her experience and capability.

Asset Quality

One of the Company’s key operating objectives has been and continues to be the achievement of a high level of asset quality. This is accomplished by setting sound credit standards for new loan originations and following careful loan administration procedures. These practices and relatively favorable economic and real estate market conditions have resulted in a low level of nonperforming assets in recent years. These factors have helped strengthen the Company’s financial condition.

Delinquent Loans and Foreclosed Assets. The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the Executive Committee of the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and the Company’s actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Executive Committee performs a monthly review of all loans or lending relationships delinquent 90 days or more and all real estate owned. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.

Federal regulations and the Company’s Asset Classification Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the Office of Thrift Supervision’s internal asset classifications as a part of its credit monitoring system.

The Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss.” An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the losses inherent in the loan portfolio that are both probable and reasonably estimable, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “Loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is at a level required by generally accepted accounting principles, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

On a quarterly basis, the Company’s Executive Committee classifies the Company’s assets and the board of directors reviews the results of the reports. The Company classifies assets in accordance with the management guidelines described above.

The following table sets forth the Company’s classified assets at March 31, 2003.

	Loss		Doubtful		Substandard		Special Mention
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Residential loans:
One-to four-family	—	—	1	$48	2	$139	9	$789
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	1	34	2	155	—	—
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	1	16
Commercial loans	—	—	—	—	—	—	—	—

Total	—	—	2	$82	4	$294	10	$805

The following table sets forth the delinquencies in the Company’s loan portfolio as of the dates indicated.

	At March 31, 2003				At March 31, 2002
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Mortgage loans:
Residential loans:
One-to four-family	13	$744	1	$81	4	$213	2	$201
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	2	159	2	70	—	—
Construction loans	—	—	—	—	—	—	—	—

Total mortgage loans	13	744	3	240	6	283	2	201
Consumer loans	2	10	1	5	1	5	—	—

Total	15	$754	4	$245	7	$288	2	$201

Delinquent loans to loans (1)		0.80%		0.26%		0.35%		0.25%

(1)	Loans are presented before the allowance for loan losses.

Nonperforming Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans, other real estate owned and impaired loans.

	At March 31,
	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Mortgage loans:
Residential loans:
One-to four-family	$81	$201
Multi-family	—	—
Commercial real estate	159	—

Total mortgage loans	240	201

Consumer loans	—	—
Commercial loans	—	—

Total nonaccrual loans	240	201

Other real estate owned	—	—

Total nonperforming assets	$240	$201

Impaired loans	$159	—
Allowance for loan losses as a percent of loans (1)	1.07%	0.95%
Allowance for loan losses as a percent of nonperforming loans (2)	420.00%	384.58%
Nonperforming loans as a percent of loans (1)(2)	0.25%	0.25%
Nonperforming assets as a percent of total assets	0.15%	0.15%

(1)	Loans are presented before allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by Enfield Federal as presenting uncertainty with respect to the collectibility of interest or principal.

Interest income that would have been recognized for the year ending March 31, 2003 had non-accrual loans been performing in accordance with their original terms amounted to $5,000, none of which was recognized in interest income.

The Company generally stops accruing income when interest or principal payments are 90 days in arrears. The Company may stop accruing income on such loans earlier than 90 days when it considers the timely collectibility of interest or principal to be doubtful. The Company may continue accruing interest income beyond 90 days if the loan is well secured and the Company determines that the ultimate collection of all principal and interest is not in doubt.

When the Company designates nonaccrual loans, the Company reverses all outstanding interest that it had previously credited. If the Company receives a payment on a nonaccrual loan, the Company may recognize a portion of that payment as interest income, if it determines that the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on nonaccrual status. Generally, the Company may return a nonaccrual loan to accrual status if none of the borrower’s obligations have been charged off, the borrower has resumed paying the full amount of scheduled contractual interest and principal payments and (1) principal and interest payments are less than 90 days past due; (2) there is a sustained period of payment (generally six months) by the borrower; and (3) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time.

All nonaccrual multi-family and commercial real estate and commercial loans are classified as impaired loans. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the undiscounted cash flow produced by the underlying collateral. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment.

Foreclosed real estate consists of property the Company has acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs. At March 31, 2003 and 2002, the Company had no foreclosed real estate.

Allowance for Loan Losses. The following table presents the activity in the Company’s allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Fiscal Year Ended March 31,
	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$773	$603
Provision for loan losses	240	200
Charge-offs:
Mortgage loans:
Residential loans:
One-to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Consumer loans	12	30
Commercial loans	—	—

Total charge-offs	12	30
Recoveries	7	—

Net charge-offs	5	30

Balance at end of period	$1,008	$773

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.04%
Allowance for loan losses as a percent of loans (1)	1.07%	0.95%
Allowance for loan losses as a percent of nonperforming loans (2)	420.00%	384.58%

(1)	Loans are presented before allowance for loan losses.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allocation of Allowance for Loan Losses. The following tables set forth the Company’s allowance for loan losses in each of the categories listed at the dates indicated and the percentage of loans in each category to total loans.

	At March 31,
	2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
Residential loans:
One-to four-family	$381	67.17%	$292	69.50%
Multi-family	116	5.54	89	6.56
Commercial real estate	329	14.10	252	12.55
Construction loans	50	4.87	39	2.99
Consumer loans	23	1.72	18	2.54
Commercial loans	109	6.60	83	5.86

Total allowance for loan losses	$1,008	100.00%	$773	100.00%

The Company’s evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. The Company considers the following factors as part of this evaluation:

(1)	The Company’s historical loan loss experience;

(2)	estimated losses in the loan portfolio;

(3)	increases in categories with higher loss potential, such as commercial real estate loans, commercial loans, consumer loans and jumbo loans;

(4)	credit scores and credit history;

(5)	the estimated value of the underlying collateral; and

(6)	current economic and market trends.

There may be other factors that may warrant the Company’s consideration in maintaining the allowance at a level required by generally accepted accounting principles. Although the Company believes that it has established and maintained the allowance for loan losses at such a level, future additions may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations.

For the years ended March 31, 2003 and 2002, the Company increased its allowance for loan losses through a $240,000 and $200,000 provision for loan losses, respectively, based on its evaluation of the items discussed above. Management believes, that to the best of its knowledge, the allowance for loan losses covers all known losses and inherent losses in the current loan portfolio at March 31, 2003 and 2002. To determine the adequacy of the allowance, the Company looks at historical trends in the growth and composition of its loan portfolio and the amount of non-performing loans and net charge-offs among other factors. The most significant risk trends over the last two years are the growth of the Company’s commercial real estate and commercial loan portfolios. The

Company believes that, despite using prudent underwriting standards, multi-family and commercial real estate, commercial and consumer loans contain higher loss potential than one-to four-family residential mortgages.

Investment Activities

The board of directors reviews and approves the Company’s investment policy on an annual basis. The Company’s board of directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The board of directors reviews the Company’s investment portfolio on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals. The board has directed the President and Chief Executive Officer to implement the investment policy based on the board’s established guidelines as reflected in the written investment policy, and other established guidelines, including those set periodically by the Asset Liability Management Committee. The President and Chief Executive Officer presents the board of directors with potential investment strategies and investment portfolio performance reports, at least on a monthly basis.

The Company’s investment portfolio is primarily viewed as a source of liquidity. The Company’s policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assist in managing interest rate risk. The Company’s investment portfolio management policy is designed to:

(1)	enhance profitability by maintaining an acceptable spread over the cost of funds;

(2)	absorb funds when loan demand is low and infuse funds into loans when loan demand is high;

(3)	provide both the regulatory and the operational liquidity necessary to conduct the day-to-day business activities of the Company;

(4)	provide a degree of low-risk, quality assets to the balance sheet;

(5)	provide a medium for the implementation of certain interest rate risk management measures intended to establish and maintain an appropriate balance between the sensitivity to changes in interest rates of: (i) interest income from loans and investments, and (ii) interest expense from deposits and borrowings;

(6)	have collateral available for pledging requirements;

(7)	generate a favorable return on investments without undue compromise of other objectives; and

(8)	evaluate and take advantage of opportunities to generate tax-exempt income when appropriate.

In determining its investment strategies, the Company considers the interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, collateral value and other characteristics of the securities to be held. The Company also considers the secondary market for the sale of assets and the ratings of debt instruments in which it invests and the financial condition of the obligors issuing such instruments.

Investment Portfolio

Federally-chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. The Company’s investments primarily fall into four major categories:

(1)	U.S. agency obligations;

(2)	collateralized mortgage obligations and mortgage-backed securities;

(3)	municipal obligations; and

(4)	equity investments.

With respect to municipal obligations, the Company’s investment policy provides that all rated municipal issues must be rated investment grade or higher to qualify for its portfolio. If any such municipal issues in the Company’s investment portfolio are subsequently downgraded below the minimum requirements, it is the Company’s general policy to liquidate the investment.

Generally accepted accounting principles require that securities be categorized as either “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held-to-maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held-to-maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Debt and equity securities not classified as either “held-to-maturity” or “trading securities” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. All of the Company’s securities are currently classified as “available-for-sale.” The Company believes the credit quality of the portfolio is high, with a majority of the portfolio invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities as of March 31, 2003 and 2002.

The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated.

	At March 31,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment and marketable equity securities available-for-sale:
U.S. government and federal agency	$7,175	$7,226	$2,473	$2,451
Municipal securities	818	824	1,833	1,701
Corporate securities	853	863	885	848
Mortgage-backed securities	21,683	21,810	23,997	24,034
Marketable equity securities	15,233	15,224	8,589	8,568

Total	45,762	45,947	37,777	37,602
Money market mutual funds included in cash and cash equivalents	(7,879)	(7,879)	(1,437)	(1,437)

Total	$37,883	$38,068	$36,340	$36,165

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of capital were as follows as of March 31, 2003:

	Amortized Cost Basis	Fair Value
	(In Thousands)
Issuer
Asset Management Fund	$12,325	$12,316
Great Hall Investment Fund	2,472	2,472

The following table sets forth the Company’s securities activities for the periods indicated.

	For the Fiscal Year Ended March 31,
	2003	2002
	(In Thousands)
Mortgage-related securities:
Mortgage-related securities, beginning of period (1)	$24,034	$15,877
Purchases	28,201	34,623
Sales	(1,425)	(10,144)
Repayments and prepayments	(28,968)	(16,250)
Increase (decrease) in net premium	(122)	14
Increase (decrease) in unrealized gain	90	(86)

Net increase (decrease) in mortgage-related securities	(2,224)	8,157

Mortgage-related securities, end of period (1)	$21,810	$24,034

Investment securities:
Investment securities, beginning of period (1)	$12,131	$16,127
Purchases	12,150	11,041
Sales	(5,894)	(618)
Maturities	(2,349)	(14,132)
Decrease in net premium	(50)	(33)
Increase (decrease) in unrealized gain	270	(254)

Net increase (decrease) in investment securities	4,127	(3,996)

Investment securities, end of period (1)	$16,258	$12,131

(1)	At fair value.

Investment Portfolio Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s available-for-sale securities, excluding marketable equity securities, at March 31, 2003.

	At March 31, 2003
	Within One Year		One To Five Years		Five To Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for sale securities: (1)
Investment Securities:
U.S. Government and Federal agency	$1,025	5.12%	—	—	$1,975	5.12%	$4,226	4.63%	$7,226	4.83%
Municipal securities	—	—	—	—	361	3.80	463	4.53	824	4.21
Corporate securities	—	—	—	—	—	—	863	8.52	863	8.52
Mortgage-backed securities	—	—	—	—	—	—	4,216	3.45	4,216	3.45
Collateralized mortgage obligations – Fixed	—	—	—	—	331	5.95	10,751	4.01	11,082	4.07
Collateralized mortgage obligations – Variable	—	—	—	—	148	1.51	6,364	2.68	6,512	2.65

Total	$1,025	5.12%	—	—	$2,815	4.85%	$26,883	3.74%	$30,723	3.88%

(1)	At fair value.

Other Activities

To be more competitive and have the capacity to deepen its relationships with existing customers and attract new customers, the Company expanded its nontraditional delivery channels and products by affiliating with Infinex Financial Group, a third party registered broker-dealer. The Company negotiated an agreement with Infinex whereby Infinex will maintain an office at the Company’s main banking office and will offer to the Company’s customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and annuities. The Company would receive a portion of the commissions generated by Infinex from sales to customers.

Sources of Funds

Retail deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, borrowings and funds provided by operations are the Company’s primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Deposits. The Company offers a variety of deposit products to meet the needs of retail and business customers. The Company currently offers noninterest-bearing demand accounts, interest-bearing demand accounts (NOWs), savings passbook and statement accounts, money market accounts, Christmas club accounts and certificates of deposits. Deposit products are developed to meet the needs of the Company’s targeted markets.

The deposit flows are influenced by a number of factors including:

(1)	general and local economic conditions;

(2)	the perceived strength of the stock and stock mutual fund market;

(3)	prevailing interest rates; and

(4)	competition.

The Company’s deposits are primarily obtained from areas surrounding its offices. To attract and retain deposits, the Company utilizes a strategy that incorporates competitive pricing with high quality service and the development of long term relationships. The Company determines its deposit rates by evaluating its competition’s pricing, asset/liability matching requirements, the cost of Federal Home Loan Bank borrowings and rates on U.S. Treasury securities and other related funds.

Deposit Distribution. The following table sets forth the average balances of deposit accounts, the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize daily balances.

	For the Fiscal Year Ended March 31,
	2003			2002
	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate
	(Dollars in Thousands)
Demand deposits	$4,790	3.97%	—%	$2,839	2.56%	—%
Savings accounts	38,826	32.15	1.20	32,002	28.90	1.64
NOW accounts	4,490	3.72	0.47	3,601	3.25	0.72
Money market accounts	3,879	3.21	1.42	2,860	2.59	1.82

Total	51,985	43.05	1.04	41,302	37.30	1.46

Certificate accounts (1):
Less than six months	1,384	1.15	1.52	1,539	1.39	2.66
Over six through twelve months	28,545	23.64	2.40	30,046	27.13	4.39
Over twelve through thirty- six months	23,761	19.68	3.87	24,440	22.07	5.23
Over thirty-six months	15,064	12.48	5.87	13,405	12.11	6.06

Total certificate accounts	68,754	56.95	3.65	69,430	62.70	4.97

Total average deposits	$120,739	100.00%	2.63%	$110,732	100.00%	3.76%

(1)	Includes retirement accounts such as IRA accounts.

Deposit Flow. The following table summarizes the deposit activity of the Company for the periods indicated.

	For the Fiscal Year Ended March 31,
	2003	2002
	(In Thousands)
Net deposits	$10,613	$2,399
Interest credited on deposit accounts	3,342	4,121

Total increase in deposit accounts	$13,955	$6,520

At March 31, 2003, the Company had $11.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighed Average Rate
	(Dollars in Thousands)
Three months or less	$1,944	2.57%
Over three through six months	1,449	2.69
Over six through twelve months	2,775	2.65
Over twelve through thirty-six months	4,291	4.67
Over thirty-six months	997	4.37

Total	$11,456	3.55%

Certificate Account Balances by Rates. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2003.

	Period to Maturity from March 31, 2003				At March 31,
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	2003	2002
	(In Thousands)
Certificate accounts:
0 to 2.00%	$15,967	$4,316	$—	$—	$20,283	$1,520
2.01 to 3.00%	20,511	3,471	1,019	10	25,011	21,398
3.01 to 4.00%	1,315	1,658	176	2,451	5,600	14,239
4.01 to 5.00%	1,196	106	—	2,372	3,674	8,494
5.01 to 6.00%	4,203	927	53	214	5,397	11,086
6.01 to 7.00%	273	6,025	3,060	—	9,358	11,362

Total	$43,465	$16,503	$4,308	$5,047	$69,323	$68,099

Federal Home Loan Bank Advances. The Company may obtain advances from the Federal Home Loan Bank of Boston upon the security of the common stock it owns in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawal of deposit accounts and to permit increased lending. At March 31, 2003, the Company had available lines of credit with the Federal Home Loan Bank totaling approximately $2.0 million.

The following table sets forth certain information regarding the Company’s borrowed funds during the periods indicated.

	At or For the Years Ended March 31,
	2003	2002
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$7,195	$1,979
Maximum amount outstanding at any month-end during the period	$8,243	$6,108
Balance outstanding at end of period	$8,142	$6,108
Weighted average interest rate during the period	4.04%	4.14%
Weighted average interest rate at end of period	3.98%	3.76%

Personnel

As of March 31, 2003, Enfield Federal had 43 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit and Enfield Federal believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

As savings and loan holding companies, New England Bancshares and Enfield Mutual Holding Company are required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Office of Thrift Supervision. Enfield Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. Enfield Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Enfield Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Enfield Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on Enfield Mutual Holding Company, New England Bancshares, Enfield Federal and their operations.

Certain of the applicable regulatory requirements are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on Enfield Mutual Holding Company, New England Bancshares and Enfield Federal.

Federal Banking Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Loans-to-One-Borrower Limitations. Enfield Federal is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Enfield Federal’s total loans or extensions of credit to a single borrower cannot exceed 15% of Enfield Federal’s unimpaired capital and surplus which does not include accumulated other comprehensive income. Enfield Federal may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2003, Enfield Federal’s loans-to-one borrower limitation was $3.6 million and Enfield Federal’s largest aggregate outstanding balance of loans to one borrower was $2.0 million.

QTL Test. Under federal law, Enfield Federal must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, Enfield Federal is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, Enfield Federal’s total assets less the sum of:

(1)	specified liquid assets up to 20% of total assets;

(2)	goodwill and other intangible assets; and

(3)	the value of property used to conduct Enfield Federal’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of Enfield Federal’s portfolio assets. Recent legislation broadened the scope of “qualified thrift investments” to include 100% of an institution’s credit card loans, education loans and small business loans. Enfield Federal may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986 (the “Code”).

If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2003, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

Capital Requirements. Office of Thrift Supervision regulations require Enfield Federal to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the Office of Thrift Supervision regulations;

(2)	a leverage ratio requirement of 3% of core capital to adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System (the minimum leverage capital ratio for any other depository institution that does not have a composite examination rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution); and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets of which at least half must be core capital.

In determining compliance with the risk-based capital requirement, Enfield Federal must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the Office of Thrift Supervision capital regulation based on the risks that the Office of Thrift Supervision believes are inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

Office of Thrift Supervision rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The Office of Thrift Supervision calculates the sensitivity of an institution’s net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the Office of Thrift Supervision. The amount of the interest rate risk component, if any, deducted from an institution’s total capital is based on the institution’s Thrift Financial Report filed two quarters earlier. The Office of Thrift Supervision has indefinitely postponed implementation of the interest rate risk component and has proposed to delete the interest rate risk component of its capital rule.

At March 31, 2003, Enfield Federal met each of its capital requirements.

The following table presents the Association’s capital position at March 31, 2003.

			OTS Minimum Capital Requirements
	Actual	Ratio	Actual	Ratio
Tangible	$21,321	13.25%	$2,415	1.5%
Core (Leverage)	$21,321	13.25%	$6,439	4.0%
Risk-based	$22,329	27.24%	$6,559	8.0%

Standards For Safety and Soundness. The Office of Thrift Supervision adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. If the Office of Thrift Supervision determines that an institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit and implement an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings, including safety and soundness, compliance and Community Reinvestment Act, in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if the institution, like Enfield Federal, is a subsidiary of a holding company. In the event that Enfield Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2003 totaled $42,563.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

Insurance of Deposit Accounts. Enfield Federal is a member of Savings Association Insurance Fund. The Federal Deposit Insurance Corporation has established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution’s examination rating and other supervisory financial information. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the insurance fund reserve ratio.

In addition, all Federal Deposit Insurance Corporation insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Enfield Federal’s assessment rate for the 2003 fiscal year was .00004204 and the total assessment paid for this period (including the Financing Corporation assessment) was $18,988. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the association. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Enfield Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Related Parties. Enfield Federal’s authority to engage in transactions with its “affiliates” (e.g., any company that controls or is under common control with an institution, including New England Bancshares and Enfield Mutual Holding Company) is limited by federal law. In general, these transactions must be on terms which are as favorable to Enfield Federal as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Enfield Federal’s capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from Enfield Federal. The purchase of low quality assets from affiliates is generally prohibited. In addition, the Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The recently enacted Sarbanes-Oxley Act generally prohibits loans by Enfield Federal to its executive officers and directors. However, that act contains a specific exception for loans by Enfield Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, Enfield Federal’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders. There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of Enfield Federal’s capital. In addition, extensions of credit in excess of certain limits must be approved by Enfield Federal’s board of directors.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by Office of Thrift Supervision regulations, Enfield Federal has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Enfield Federal nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of Enfield Federal, to assess Enfield Federal’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Enfield Federal. The CRA also requires all institutions to make public disclosure of their CRA ratings. Enfield Federal received a “Satisfactory” CRA rating in its most recent examination.

Federal Home Loan Bank System. Enfield Federal is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations or 5% of outstanding advances. Enfield Federal was in compliance with this requirement with an investment in the capital stock of the Federal Home Loan Bank of Boston at March 31, 2003 of $820,000. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Enfield Federal’s net interest income would be affected. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

Under Federal Reserve Board regulations, Enfield Federal is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements. Enfield Federal is in compliance with these requirements.

Holding Company Regulation

General. New England Bancshares and Enfield Mutual Holding Company are savings and loan holding companies within the meaning of federal law. As such, these companies are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over New England Bancshares and Enfield Mutual Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law, a mutual holding company, such as Enfield Mutual Holding Company, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities, including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions. Enfield Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to New England Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, a stock holding company subsidiary, such as New England Bancshares, holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same restrictions and conditions. Office of Thrift Supervision policy is that the stock holding company subsidiary must be federally-chartered for supervisory reasons.

Acquisition of Control. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings association or as otherwise defined by Office of Thrift Supervision. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL AND STATE TAXATION

Federal Taxation

General. New England Bancshares, Enfield Mutual Holding Company and Enfield Federal report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares, Enfield Mutual Holding Company and Enfield Federal. The Company is not currently under audit nor has it ever been audited by the Internal Revenue Service.

Distributions. To the extent that the Company makes “non-dividend distributions” to stockholders, such distributions will be considered to result in distributions from its unrecaptured tax bad debt reserve as of December 31, 1987 (the “base year reserve”), to the extent thereof and then from the Company’s supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company’s income. Non-dividend distributions include distributions in excess of the Company’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Company’s current or accumulated earnings and profits will not be included in the Company’s income.

The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Company does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers of which the Company currently has none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Alternative minimum tax is due when it exceeds the regular income tax. The Company has not had a liability for a tax on alternative minimum taxable income during the past five years.

Elimination of Dividends. New England Bancshares may exclude from its income 100% of dividends received from Enfield Federal as a member of the same affiliated group of corporations.

State Taxation

New England Bancshares, Enfield Mutual Holding Company and Enfield Federal file Connecticut income tax returns on a consolidated basis. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Connecticut tax. The Company is not currently under audit with respect to its Connecticut income tax returns and its state tax returns have not been audited for the past five years.

ITEM 1A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position(s)
David J. O’Connor	56	President, Chief Executive Officer, chief financial officer and Director
John F. Parda	54	Senior Vice President-Lending

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

David J. O’Connor. Mr. O’Connor has been the President, Chief Executive Officer, Director and chief financial officer of Enfield Federal since 1999 and of New England Bancshares since 2002. Mr. O’Connor has over 30 years of banking experience in New England. Prior to joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire.

John F. Parda. Mr. Parda joined Enfield Federal Savings and Loan in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001. Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions. Prior to joining Enfield Federal, he was a Vice President and Commercial Loan Officer with the former First International Bank, now a subsidiary of UPS Capital, a lender specializing in government guaranteed loans.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently conducts its business through six full-service banking offices and one administrative office. The net book value of the Company’s properties or leasehold improvements was $1.8 million at March 31, 2003.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Executive/Branch Office:
660 Enfield Street Enfield, Connecticut	Owned	1959	—

Administrative Office:
630 Enfield Street Enfield, Connecticut	Leased	2000	2005(1)

Branch Offices:
268 Hazard Avenue Enfield, Connecticut	Owned	1962	—

54 Hazard Avenue Enfield, Connecticut	Leased	1994	2004

112 Mountain Road Suffield, Connecticut	Leased	1988	2008

23 Main Street Manchester, Connecticut	Owned	2002	—

20 Main Street Windsor Locks, Connecticut	Leased	2002	2012

(1)	Enfield Federal has an option to renew this lease for one additional five-year term.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. In the opinion of management, after consultation with the Company’s legal counsel, no significant loss is expected from any of such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on January 16, 2003. The results of the vote were as follows:

1.	The approval of the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,628,838	109,660	24,885	—

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NEBS.” The stock offering began trading on June 4, 2002. According to the records of its transfer agent, the Company had approximately 313 stockholders of record as of June 19, 2003. This number does not reflect stockholders who hold their shares in “street name.” The following table sets forth the high and low bid information for the Company’s common stock for each of the fiscal quarters in the year ended March 31, 2003. The Company did not issue any dividends in fiscal 2003.

	High	Low
Fiscal 2003:
Fourth Quarter	$15.75	$14.36
Third Quarter	15.55	11.35
Second Quarter	13.00	11.35
First Quarter	12.55	12.35

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

General

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income primarily from fees and service charges. Gains on the sales of securities is another source of noninterest income. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising, data processing, professional fees and other operating expenses.

The Company’s results of operations may also be affected significantly by economic and competitive conditions in its market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact the Company. Furthermore, because the Company’s lending activity is concentrated in loans secured by real estate located in Northern Hartford County, Connecticut, downturns in the regional economy could have a negative impact on the Company’s earnings.

Management Strategy

The Company’s business strategy is to operate as an independent financial institution dedicated to serving the needs of both retail and commercial customers in its market area. Its business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Northern Hartford County, Connecticut. In recent years, in addition to mortgage lending, the Company has adopted a growth oriented strategy that has focused on increased emphasis on multi-family and commercial real estate loans and consumer loans, particularly home equity loans and lines of credit and automobile loans.

In connection with its overall growth strategy, the Company seeks to:

(1)	continue to emphasize its commercial and consumer lending portfolios as a means to increase the yield on and diversify its loan portfolio;

(2)	emphasize the origination of adjustable-rate loans or fixed-rate loans with shorter durations and sell longer term fixed-rate mortgage loans in the secondary market to decrease its exposure to interest rate risk;

(3)	diversify and grow deposits, with a particular emphasis on transaction and money market deposits;

(4)	expand its retail banking franchise and increase the number of households served within its market area;

(5)	increase fee income by performing ongoing reviews of the profitability on the lines of business operations and the growth of transaction accounts;

(6)	continue to focus on recently acquired technology as a means to promote operating efficiencies;

(7)	maintain its “well capitalized” status while utilizing excess capital as business opportunities present themselves;

(8)	enhance return on equity by increasing its asset base and net income; and

(9)	maintain its proactive community position and assist in community housing projects and fund- raising for underprivileged members of the community.

To be more competitive and have the capacity to deepen its relationships with existing customers and attract new customers, the Company expanded its nontraditional delivery channels and products by affiliating with a third party registered broker-dealer. The third party broker-dealer maintains an office at the Company’s main banking office and offers to the Company’s customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and annuities.

Average Balance Sheets. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances.

	For the Fiscal Years Ended March 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$8,783	$122	1.39%	$5,222	$199	3.81%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (4)	14,999	477	3.18	11,294	545	4.83
Mortgage-backed and mortgage-related securities	25,338	1,243	4.91	24,754	1,494	6.04
Federal Home Loan Bank stock	820	29	3.54	820	41	5.00
Loans, net (1)	86,869	6,518	7.50	74,871	5,846	7.81

Total interest-earning assets	136,809	8,389	6.13	116,961	8,125	6.95

Noninterest-earning assets	9,236			7,136
Cash surrender value of life insurance	3,471			3,284

Total assets	$149,516			$127,381

Liabilities and Equity:
Deposits:
Savings accounts	$38,826	$465	1.20%	$32,002	$526	1.64%
NOW accounts	4,490	21	0.47	3,601	26	0.72
Money market accounts	3,879	55	1.42	2,860	52	1.82
Certificate accounts	68,754	2,510	3.65	69,430	3,451	4.97

Total deposits	115,949	3,051	2.63	107,893	4,055	3.76
Federal Home Loan Bank advances	7,195	291	4.04	1,979	82	4.14
Advances from borrowers for taxes and insurance	309	4	1.29	236	5	2.12

Total interest-bearing liabilities	123,453	3,346	2.71	110,108	4,142	3.76

Demand deposits	4,790			2,839
Other liabilities	464			288

Total liabilities	128,707			113,235
Equity	20,809			14,146

Total liabilities and equity	$149,516			$127,381

Net interest income/net interest rate spread (2)		$5,043	3.42%		$3,983	3.19%

Net interest margin (3)			3.69%			3.41%

Ratio of interest-earning assets to interest-bearing liabilities	110.82%			106.22%

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Company records interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Reported on a tax equivalent basis.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2001			Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$1,054	$(1,131)	$(77)	$(141)	$(100)	$(241)
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(1,795)	1,727	(68)	(325)	(877)	(1,202)
Mortgage-backed and mortgage-related securities	(287)	36	(251)	(125)	727	602
Federal Home Loan Bank stock	(12)	—	(12)	(22)	—	(22)
Loans, net (1)	(216)	888	672	37	841	878

Total interest-earning assets	(1,256)	1,520	264	(576)	591	15

Interest-bearing liabilities:
Savings accounts	(285)	224	(61)	(126)	33	(93)
NOW accounts	(17)	12	(5)	(189)	180	(9)
Money market accounts	(5)	8	3	(9)	6	(3)
Certificates accounts	(908)	(33)	(941)	(360)	10	(350)
Federal Home Loan Bank advances	(2)	211	209	—	82	82
Advances from borrowers for taxes and insurance	(5)	4	(1)	—	1	1

Total interest-bearing liabilities	(1,222)	426	(796)	(684)	312	(372)

Increase (decrease) in net interest income	$(34)	$1,094	$1,060	$108	$279	$387

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Company records interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

Comparison of Financial Condition at March 31, 2003 and March 31, 2002

Total assets increased $24.9 million, or 18.27% from $136.3 million at March 31, 2002 to $161.2 million at March 31, 2003. The increase in total assets for the current year was primarily due to an increase in net loans of $13.1 million. Total liabilities increased $16.1 million for the current year primarily due to increases in deposits and borrowings of $14.0 million and $2.0 million, respectively. Total equity at March 31, 2003 was $23.2 million, an increase of $8.8 million from the $14.4 million at March 31, 2002. The increase was due to the proceeds received from the initial stock offering in June 2002.

Investment securities available-for-sale and money market mutual funds increased by $1.9 million and $6.4 million, respectively at March 31, 2003. The portfolio is comprised primarily of collateralized mortgage obligations and money market adjustable rate funds.

Loans, net increased $13.1 million, or 16.27%, to $93.6 million at March 31, 2003. The loan portfolio mix continued to change during the year. Residential loans now comprise 67.17% of the loan portfolio versus 69.50% at March 31, 2002. Commercial real estate loans increased to 14.10% of the portfolio from 12.55%; and commercial loans increased from 5.86% to 6.60% at March 31, 2003.

Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories receivable or other corporate assets. Commercial real estate and commercial loans increased by $4.6 million for the year ended March 31, 2003. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and diversify the mix of the portfolio.

One-to-four family residential real estate loans increased by $7.1 million from the $56.6 million at March 31, 2002 to $63.8 million at March 31, 2003. The Company originates both fixed rate and adjustable rate residential loans for its portfolio.

Total deposits averaged $120.7 million for the year ended March 31, 2003, compared to $110.7 million for the year ended March 31, 2002, an increase of $10.0 million. The deposit mix also changed favorably as average certificates of deposit, which tend to pay higher rates, declined $0.7 million from $69.4 million for the year ended March 31, 2002 to $68.8 million for the year ended March 31, 2003.

Average noninterest-bearing deposits increased 68.7% for the year ended March 31, 2003 to $4.8 million from $2.8 million the prior year. The increase reflected strong growth in commercial and personal accounts.

Average interest-bearing deposits increased by $8.1 million during this year to $115.9 million. As a result of the combined effects of the decrease in interest rates and the migration of deposits to lower cost, non-maturing deposits, the weighted average interest rate dropped to 2.63% for the year ended March 31, 2003 from 3.76% a year earlier.

At March 31, 2003 and 2002, FHLB borrowings amounted to $8.1 million and $6.1 million, respectively. These borrowings had an average cost of 4.04% during the period ended March 31, 2003, as compared to 4.14% for the prior year.

Total stockholders’ equity at March 31, 2003 was $23.2 million. The $8.8 million increase in equity was primarily due to the $7.7 million in net proceeds from the initial stock offering in June 2002.

Nonperforming Assets

Nonperforming assets were $240,000, or 0.15% of total assets, at March 31, 2003 compared to $201,000, or 0.15% of total assets at March 31, 2002, an increase of $39,000. Nonperforming assets are comprised of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At March 31, 2003 and 2002 there was no other real estate owned.

Allowance For Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for loan losses charged to earnings is based on management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company’s allowance for loan losses.

The Company’s allowance for loan losses increased $235,000 from March 31, 2002 to $1,008,000 or 1.07% of total loans at March 31, 2003. The provision for loan losses for the year ended March 31, 2003 was $240,000, an increase of $40,000 over the previous year.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no trading operations and thus are only exposed to non-trading market risk.

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company is exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Company’s Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company’s management Asset Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate level trends.

ALCO utilizes the results of a simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The Company uses computer simulations to determine the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, loan and deposit pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations based on numerous assumptions are run under various interest rate scenarios to determine the impact on net interest income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented.

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a 1-year horizon given both an immediate 300 basis point upward and 100 basis point downward shift in interest rates. Using an immediate rate shock simulation where interest rate increase 300 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the next twelve months would decrease approximately 4.11%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 100 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the next twelve months would decrease approximately 3.68%.

Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2002 earnings simulation model projected that net interest income for the following twelve months would decrease approximately 5.32%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 150 basis points, the December 31, 2002 earnings simulation model projected that net interest income for the following twelve months would decrease approximately 5.55%.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cashflows. The assumptions differed in each of the periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

For the year ended March 31, 2003, net income was $708,000, an increase of $52,000, or 7.92%, compared to net income of $656,000 for the previous year. The improvement was the result of increased net interest and dividend income and noninterest income that more than offset increases in the provision for loan losses and noninterest expenses. Net interest and dividend income rose to $5.0 million for the year ended March 31, 2003, an increase of $1.0 million, or 26.31%. The net interest margin rose to 3.69% during the current year from 3.41% the prior year. Noninterest income reached $471,000, an increase of $39,000, or 9.03%, from the previous year. The provision for loan losses increased $40,000 to $240,000 for the year ended March 31, 2003 to support the growth in loans. Noninterest expenses increased $976,000 primarily due to the expenses related to the opening of two branch offices and the staff additions to support them, and the development and conversion to a new core processing system.

Net Interest and Dividend Income

Net interest and dividend income totaled $5.0 million for the year ended March 31, 2003, an increase of $1.0 million or 26.31%. This resulted mainly from an increase in average earning assets during the year and from an increase in the net interest rate spread to 3.42% for the current year from 3.19% during the prior year. See the rate/volume table on page 28 for further information.

The decline in interest rates during the year resulted in a favorable environment for the Company. As rates dropped, mortgage and other assets prepaid at increasing levels and the proceeds were reinvested at lower rates. However, maturing and repricing liabilities were replaced at even lower costs. As can be seen from the rate/volume table, the increase in net interest income is due to volume growth in earning assets funded by the growth in low cost core deposits.

The growth of $19.8 million in average earning assets for the year ended March 31, 2003 outpaced the growth in average interest-bearing liabilities of $13.3 million. The 16.9% growth in earning assets accounted for $1,060,000 of the increase in net interest income.

Interest and Dividend Income

Total interest and dividend income increased $247,000, or 3.05%, to $8.4 million for the year ended March 31, 2003, as compared to $8.1 million the previous year. This was offset by a decline in the yield on earning assets as the result of the lower interest rate environment and by an increase in earning assets.

Earning assets rose for the year ended March 31, 2003. Earnings assets averaged $136.8 million during the year, up from $117.0 million the previous year.

Interest Expense

Interest expense declined $796,000, or 19.22%, to $3.3 million for the year ended March 31, 2003 as compared to $4.1 million the previous year. The decline in expense was primarily due to the decrease in cost of funds, partially offset by increased volume. Due to the short maturity structure of the Company’s funding sources, the Company was able to take advantage of falling interest rates throughout the year.

The average balance of interest-bearing liabilities increased $13.3 million for the year ended March 31, 2003. Approximately 40.0% of the increase occurred in borrowings with the remainder of the increase occurring in lower costing core deposits, savings, money market and interest checking accounts.

Provision for Loan Losses

The provision for loan losses represents the annual cost of providing an allowance for losses inherent in the loan portfolio. The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors.

The Company made a $240,000 provision for loan losses for the year ended March 31, 2003. The previous year’s provision for loan losses was $200,000.

Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales.

The following table sets forth the components of the Company’s noninterest income during the periods presented:

	Years Ended March 31,
	2003	2002
	(In Thousands)
Service charges on deposit accounts	$221	$168
Securities gains, net	78	104
Increase in cash surrender value of life insurance	167	149
Other income	5	11

Total noninterest income	$471	$432

Fee income from service charges on deposit accounts increased $53,000, or 31.55%, for the year ended March 31, 2003 and was attributable to volume increases in checking accounts.

Net gains on sales of securities were $78,000 for the year ended March 31, 2003 compared to $104,000 for the previous year. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Income from bank owned life insurance (“BOLI”) was $167,000 and $149,000 for the years ended March 31, 2003 and 2002, respectively. BOLI represents life insurance on the lives of employees under which the Company is the beneficiary of such policies. The 12.08% increase in this income reflected an increase in cash surrender value.

Noninterest Expenses

The following table presents the composition of noninterest expenses during the periods indicated:

	Years Ended March 31,
	2003	2002
	(In Thousands)
Salaries and employee benefits	$2,354	$1,828
Occupancy and equipment	590	495
Advertising and promotion	162	84
Professional fees	239	135
Data processing	182	170
Stationary and supplies	81	61
Other expenses	617	476

Total noninterest expenses	$4,225	$3,249

The increase in salaries and employee benefits of $526,000 over the prior year was the result of staff additions in connection with the expansion of the retail franchise and normal salary and wage increases. The expansion initiatives as well as the technology improvements implemented in the current year causes occupancy and equipment expense to increase $95,000 or 19.19%, from the year ended March 31, 2002 to March 31, 2003. Advertising and promotion expense amounted to $162,000 and $84,000 for the years ended March 31, 2003 and 2002, respectively. The $78,000 increase was primarily attributable to the introduction of branches in new market areas.

Income Taxes

Income tax expense for the year ended March 31, 2003 increased to $306,000 from $292,000 in the previous year. The increase is primarily due to the increase in income before taxes for the reasons discussed above.

Liquidity and Capital Resources

The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by the Company’s operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Company can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. At March 31, 2003, the Company had outstanding borrowings of $8.1 million with unused borrowing capacity of $2.0 million. The Company monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $129.0 million at March 31, 2003, a $14.0 million increase from the $115.0 million balance at March 31, 2002.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the years ended March 31, 2003 and 2002, the Company originated loans of approximately $35.4 million and $32.6 million, respectively. Additionally, at March 31, 2003 and March 31, 2002, the Company had loan commitments to borrowers of approximately $2.5 million and $3.5 million, respectively, and available home equity and unadvanced lines of credit of approximately $4.5 million and $2.7 million, respectively. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2003 totaled $43.5 million. The Company relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based upon the Company’s historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company. Purchases of mortgage and investment securities totaled $40.4 million for the year ended March 31, 2003, and $45.7 million for the year ended March 31, 2002.

The Company and the Association are well-capitalized. At March 31, 2003 and March 31, 2002, the Company and the Association exceeded each of the applicable regulatory capital requirements. The Association’s Tier 1 capital represented 26% and 20% of risk-weighted assets at March 31, 2003 and March 31, 2002, respectively, which exceeds the well capitalized requirements of 6.0%. At March 31, 2003 and March 31, 2002, respectively, the Association had a risk-based total capital of $22 million and $14 million, a risk-based capital ratio of 27% and 22%, which significantly exceeds the applicable well capitalized requirements of 10.0%.

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s liquidity, capital or operations, nor is management aware of any current recommendation by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital or operations.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements see Item 7 of this Form 10-KSB.

Impact of Inflation and Changing Prices

The financial statements and accompanying notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM	7. CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors

New England Bancshares, Inc.

Enfield, Connecticut

INDEPENDENT AUDITORS’ REPORT

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in capital accounts and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHATSWELL, MACLEOD & COMPANY, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

May 7, 2003

83 PINE STREET • WEST PEABODY, MASSACHUSETTS 01960-363 • TELEPHONE (978) 535-0206 • FACSIMILE (978) 535-9908
smc@shatswell.com	www.shatswell.com

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(Dollars In Thousands)

	2003	2002
ASSETS
Cash and due from banks	$8,690	$6,376
Interest-bearing demand deposits with other banks	294	159
Federal funds sold	4,100	4,500
Money market mutual funds	7,879	1,437

Total cash and cash equivalents	20,963	12,472
Investments in available-for-sale securities (at fair value)	38,068	36,165
Federal Home Loan Bank stock, at cost	820	820
Loans, net of the allowance for loan losses of $1,008 as of March 31, 2003 and $773 as of March 31, 2002	93,581	80,468
Premises and equipment, net	2,584	1,631
Accrued interest receivable	489	395
Deferred income taxes	534	546
Cash surrender value of life insurance	3,565	3,391
Other assets	580	423

Total assets	$161,184	$136,311

LIABILITIES AND CAPITAL ACCOUNTS
Deposits:
Noninterest-bearing	$5,915	$3,726
Interest-bearing	123,038	111,272

Total deposits	128,953	114,998
Advanced payments by borrowers for taxes and insurance	351	266
Federal Home Loan Bank advances	8,142	6,108
Other liabilities	588	587

Total liabilities	138,034	121,959

Capital accounts:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,086,296 shares issued	21	—
Paid-in capital	9,057	—
Retained earnings	15,168	14,460
Unearned ESOP shares, 66,416 shares	(666)	—
Unearned shares, stock-based incentive plan, 36,421 shares	(543)	—
Accumulated other comprehensive income (loss)	113	(108)

Total capital accounts	23,150	14,352

Total liabilities and capital accounts	$161,184	$136,311

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31, 2003 and 2002

(In Thousands)

	2003	2002
Interest and dividend income:
Interest and fees on loans	$6,518	$5,846
Interest on debt securities:
Taxable	1,604	1,981
Tax-exempt	81	40
Dividends on Federal Home Loan Bank stock	29	41
Interest on federal funds sold, interest-bearing deposits and dividends on marketable equity securities	122	199

Total interest and dividend income	8,354	8,107

Interest expense:
Interest on deposits	3,051	4,055
Interest on advanced payments by borrowers for taxes and insurance	4	5
Interest on Federal Home Loan Bank advances	291	82

Total interest expense	3,346	4,142

Net interest and dividend income	5,008	3,965
Provision for loan losses	240	200

Net interest and dividend income after provision for loan losses	4,768	3,765

Noninterest income:
Service charges on deposit accounts	221	168
Gain on sales of other real estate owned, net	—	8
Gain on sales and calls of available-for-sale securities, net	78	104
Increase in cash surrender value of life insurance policies	167	149
Other income	5	3

Total noninterest income	471	432

Noninterest expense:
Salaries and employee benefits	2,354	1,828
Occupancy and equipment expense	590	495
Advertising and promotion	162	84
Write-down of other real estate owned	—	22
Other real estate owned expenses, net	4	11
Professional fees	239	135
Data processing expense	182	170
Stationery and supplies	81	61
Other expense	613	443

Total noninterest expense	4,225	3,249

Income before income taxes	1,014	948
Income taxes	306	292

Net income	$708	$656

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS

For the Years Ended March 31, 2003 and 2002

(Dollars In Thousands)

					Unearned Shares
					Stock-	Accumulated
				Unearned	Based	Other
	Common Stock	Paid-in Capital	Retained Earnings	ESOP Shares	Incentive Plan	Comprehensive Income (Loss)	Total
Balance, March 31, 2001	$—	$—	$13,804	$—	$—	$101	$13,905
Comprehensive income:
Net income	—	—	656	—	—	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(209)	—
Comprehensive income	—	—	—	—	—	—	447

Balance, March 31, 2002	—	—	14,460	—	—	(108)	14,352
Issuance of 2,049,875 shares of common stock related to initial public offering, net of costs	20	8,484	—	—	—	—	8,504
73,795 shares of common stock acquired by ESOP	—	—	—	(738)	—	—	(738)
Reduction in unearned ESOP shares charged to expense	—	—	—	72	—	—	72
Appreciation in fair value of unearned ESOP shares charged to expense	—	21	—	—	—	—	21
Issuance of 36,421 shares of common stock related to stock-based incentive plan	1	552	—	—	(553)	—	—
Compensation cost for stock-based incentive plan	—	—	—	—	10	—	10
Comprehensive income:
Net income	—	—	708	—	—	—	—
Net change in unrealized holding loss on available-for-sale securities, net of tax effect	—	—	—	—	—	221	—
Comprehensive income	—	—	—	—	—	—	929

Balance, March 31, 2003	$21	$9,057	$15,168	$(666)	$(543)	$113	$23,150

Reclassification disclosure for the years ended March 31:
	2003	2002
Net unrealized gains (losses) on available-for-sale securities	$438	$(236)
Reclassification adjustment for realized gains in net income	(78)	(104)

Other comprehensive income (loss) before income tax effect	360	(340)
Income tax (expense) benefit	(139)	131

Other comprehensive income (loss), net of tax	$221	$(209)

Accumulated other comprehensive income (loss) as of March 31, 2003 and 2002 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2003 and 2002

(In Thousands)

	2003	2002
Cash flows from operating activities:
Net income	$708	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	172	19
Gain on sales and calls of available-for-sale securities, net	(78)	(104)
Provision for loan losses	240	200
Change in deferred loan origination fees	54	(38)
Depreciation and amortization	252	205
Disposal of equipment `	7	—
Write-down of other real estate owned	—	22
Gain on sales of other real estate owned, net	—	(8)
(Increase) decrease in accrued interest receivable	(94)	83
Deferred income tax benefit	(127)	(106)
Increase in cash surrender value life insurance policies	(167)	(149)
Increase in prepaid expenses and other assets	(159)	(235)
Increase in accrued expenses and other liabilities	1	205
Compensation cost for stock-based incentive plan	10	—
Appreciation in fair value of unearned ESOP shares released for allocation	21	—
Reduction in unearned ESOP shares	72	—

Net cash provided by operating activities	912	750

Cash flows from investing activities:
Purchases of available-for-sale securities	(40,351)	(45,664)
Proceeds from sales of available-for-sale securities	7,385	10,861
Proceeds from maturities of available-for-sale securities	31,329	30,387
Loan originations and principal collections, net	(13,414)	(9,950)
Loan purchases	—	(4,149)
Recoveries of loans previously charged off	7	—
Capital expenditures – premises and equipment	(1,212)	(316)
Capital expenditures – other real estate owned	—	(70)
Proceeds from sales of other real estate owned	—	167
Proceeds from redemption of life insurance policy	18	—
Investment in life insurance policies	(23)	(23)

Net cash used in investing activities	(16,261)	(18,757)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	12,730	8,910
Net increase (decrease) in time deposits	1,225	(2,390)
Net increase in advanced payments by borrowers for taxes and insurance	85	92
Proceeds from Federal Home Loan Bank long-term advances	3,500	6,200
Principal payments on Federal Home Loan Bank long-term advances	(1,466)	(92)
Proceeds from issuance of common stock	9,174	—
Cost of issuance of common stock	(670)	—
Payments to acquire common stock for ESOP	(738)	—

Net cash provided by financing activities	23,840	12,720

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2003 and 2002

(In Thousands)

(continued)

	2003	2002
Net increase (decrease) in cash and cash equivalents	8,491	(5,287)
Cash and cash equivalents at beginning of year	12,472	17,759

Cash and cash equivalents at end of year	$20,963	$12,472

Supplemental disclosures:
Interest paid	$3,342	$4,121
Income taxes paid	694	342
Loans transferred to other real estate owned	—	124
Loans originated from sales of other real estate owned	—	283

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS

New England Bancshares, Inc. (the “Company”) is a federally chartered holding company formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the “Association”) concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and sold 1,127,431 shares to Enfield Mutual Holding Company, raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association. The Company is a majority owned subsidiary of Enfield Mutual Holding Company, a federally chartered mutual holding company.

The Association is a federally chartered stock savings and loan association which was incorporated in 1916 and is headquartered in Enfield, Connecticut. The Association operates its business from four banking offices located in Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.

NOTE 2 – ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and the Association. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2003 and 2002 includes $25,000 and $25,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Association classifies debt and equity securities into one of two categories: available-for-sale or held-to-maturity. In general, securities may be classified as held-to-maturity only if the Association has the positive intent and ability to hold them to maturity. All other securities must be classified as available-for-sale.

—	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

—	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield by the interest method. Deferred amounts are recognized for fixed rate loans over the contractual life of the related loans. If the loan’s stated interest rate varies with changes in an index or rate, the effective yield used by the Association for amortization is the index or rate that is in effect at the inception of the loan. Home equity line deferred fees are recognized using the straight-line method over the period the home equity line is active, assuming that borrowings are outstanding for the maximum term provided in the contract.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan if the total of such credits reduces the carrying amount of the loan to an amount less than the collateral value. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual consumer and residential loans for impairment disclosures.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 15 to 50 years for buildings and premises and 5 to 10 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale, are included in other expense.

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN:

In connection with its Executive Supplemental Retirement Plan, the Company established a Rabbi Trust to assist in the administration of the plan. The accounts of the Rabbi Trust are consolidated in the Company’s financial statements. Any available-for-sale securities held by the Rabbi Trust are accounted for in accordance with SFAS No. 115. Until the plan benefits are paid, creditors may make claims against the trust’s assets if the Company becomes insolvent.

EARNINGS PER SHARE:

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

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advanced payments by borrowers for taxes and insurance: The carrying amounts of advance payments by borrowers for taxes and insurance approximate their fair values.

Federal Home Loan Bank advances: The fair value of Federal Home Loan Bank advances was determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

STOCK-BASED COMPENSATION:

At March 31, 2003, the Company has a stock-based incentive plan which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The compensation cost that has been charged against income for the granting of stock awards under the plan was $10,000 for the year ended March 31, 2003. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended March 31, 2003.

(Amounts in thousands)
Net income, as reported	$708
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options granted, net of related tax effects	(11)

Pro forma net income	$697

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method—the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The adoption of SFAS No. 141 did not have any effect on the Company’s consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The adoption of SFAS No. 142 did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions,” an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

ADVERTISING COSTS:

It is the Company’s policy to expense advertising costs as incurred. Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

NOTE 3 – INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows as of March 31:

	Amortized Cost Basis	Gains In Accumulated Other Comprehensive Income	Losses In Accumulated Other Comprehensive Income	Fair Value
	(In Thousands)
March 31, 2003:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,175	$66	$15	$7,226
Debt securities issued by states of the United States and political subdivisions of the states	818	6	—	824
Corporate debt securities	853	27	17	863
Mortgage-backed securities	21,683	198	71	21,810
Marketable equity securities	15,233	—	9	15,224

	45,762	297	112	45,947
Money market mutual funds included in cash and cash equivalents	(7,879)	—	—	(7,879)

	$37,883	$297	$112	$38,068

March 31, 2002:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,473	$25	$47	$2,451
Debt securities issued by states of the United States and political subdivisions of the states	1,833	—	132	1,701
Corporate debt securities	885	—	37	848
Mortgage-backed securities	23,997	91	54	24,034
Marketable equity securities	8,589	—	21	8,568

	37,777	116	291	37,602
Money market mutual funds included in cash and cash equivalents	(1,437)	—	—	(1,437)

	$36,340	$116	$291	$36,165

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale securities (other than equity securities) were as follows as of March 31, 2003:

Fair Value
(In Thousands)
Due in one year	$1,025
Due after five years through ten years	2,336
Due after ten years	5,552
Mortgage-backed securities	21,810

$30,723

Proceeds from sales of available-for-sale securities for the year ended March 31, 2003 were $7,385,000. Gross realized gains on those sales amounted to $67,000 and gross realized losses on those sales amounted to $1,000. Proceeds from sales of available-for-sale securities for the year ended March 31, 2002 were $10,861,000. Gross realized gains on those sales amounted to $107,000 and gross realized losses on those sales amounted to $8,000.

The tax expense applicable to the net realized gains in the years ended March 31, 2003 and 2002 amounted to $26,000 and $39,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of capital were as follows as of March 31, 2003:

	Amortized Cost Basis	Fair Value
	(In Thousands)
Issuer
Asset Management Fund	$12,325	$12,316
Great Hall Investment Fund	2,472	2,472

NOTE 4 – LOANS

Loans consisted of the following as of March 31:

	2003	2002
	(In Thousands)
Mortgage loans:
Residential loans:
One-to four-family	$63,726	$56,625
Multi-family	5,256	5,348
Commercial real estate	13,378	10,222
Construction loans	4,625	2,436

Total mortgage loans	86,985	74,631
Consumer loans	1,629	2,066
Commercial loans	6,262	4,777

	94,876	81,474
Deferred loan origination fees, net	(287)	(233)
Allowance for loan losses	(1,008)	(773)

Loans, net	$93,581	$80,468

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association during the year ended March 31, 2003. Total loans to such persons and their companies amounted to $1,789,000 as of March 31, 2003. During the year ended March 31, 2003 principal payments totaled $161,000 and advances amounted to $133,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

	2003	2002
	(In Thousands)
Balance at beginning of period	$773	$603
Provision for loan losses	240	200
Recoveries of loans previously charged off	7	—
Loans charged off	(12)	(30)

Balance at end of period	$1,008	$773

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

	2003	2002
	(In Thousands)
Nonaccrual loans	$240	$201

Accruing loans which are 90 days or more overdue	$5	$—

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of March 31:

	2003		2002
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses

	(In Thousands)
Loans for which there is a related allowance for credit losses	$159	$36	$—	$—
Loans for which there is no related allowance for credit losses	—		—

Totals	$159	$36	$—	$—

Average recorded investment in impaired loans during the year ended March 31	$124		$59

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired
Total recognized	$9		$4

Amount recognized using a cash-basis method of accounting	$9		$4

NOTE 5 – PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment as of March 31:

	2003	2002
	(In Thousands)
Land	$268	$93
Buildings and building improvements	1,902	1,437
Furniture, fixtures and equipment	1,698	1,331
Leasehold improvements	554	382

	4,422	3,243
Accumulated depreciation and amortization	(1,838)	(1,612)

	$2,584	$1,631

NOTE 6 – DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $11,456,000 and $11,420,000 as of March 31, 2003 and 2002, respectively. Deposits greater than $100,000 are not federally insured.

For time deposits as of March 31, 2003, the scheduled maturities for each of the following five years ended March 31, are:

(In Thousands)
2004	$43,465
2005	16,503
2006	4,308
2007	419
2008	4,628

$69,323

Deposits from related parties held by the Company as of March 31, 2003 and 2002 amounted to $1,346,000 and $673,000, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after March 31, 2003 are summarized as follows:

AMOUNT
(In Thousands)
2004	$1,217
2005	2,764
2006	1,314
2007	1,298
2008	747
Thereafter	802

$8,142

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

At March 31, 2003, the interest rates on FHLB advances ranged from 3.22% to 4.61%. At March 31, 2003, the weighted average interest rate on FHLB advances was 3.98%.

NOTE 8 – INCOME TAXES

The components of income tax expense are as follows for the years ended March 31:

	2003	2002
	(In Thousands)
Current:
Federal	$370	$341
State	63	57

	433	398

Deferred:
Federal	(96)	(86)
State	(31)	(20)

	(127)	(106)

Total income tax expense	$306	$292

The Company’s provision for income taxes differs from the statutory Federal tax rate of 34% as follows for the years ended March 31:

	2003	2002
Provision at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Unallowable expenses and other adjustments	2.5	0.6
Nontaxable interest income	(2.7)	(1.4)
Nontaxable life insurance income	(5.7)	(5.0)
State tax, net of federal tax benefit	2.1	2.6

Effective tax rates	30.2%	30.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

	2003	2002
	(In Thousands)
Deferred tax assets:
Excess of allowance for loan losses over tax bad debt reserve	$393	$304
Deferred loan origination fees	112	91
Deferred compensation	145	113
Net unrealized holding loss on available-for-sale securities	—	67

Gross deferred tax assets	650	575

Deferred tax liabilities:
Net unrealized holding gain on available-for-sale securities	(72)	—
Premises and equipment, principally due to differences in depreciation	(40)	(25)
Other	(4)	(4)

Gross deferred tax liabilities	(116)	(29)

Net deferred tax assets	$534	$546

Based on the Company’s historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2003.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company’s pre-1988 tax bad debt reserves which are not expected to be recaptured amount to $2,537,000. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $988,000 as of March 31, 2003.

NOTE 9 – BENEFIT PLANS

The Association has a noncontributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Association contributed $71,000 to the plan during the year ended March 31, 2003. The Association did not make any contributions to the plan during the year ended March 31, 2002. The Association’s plan is part of a multi-employer plan for which detail as to the Association’s relative position is not readily determinable.

The Association maintains the Enfield Federal Savings and Loan Association Director Fee Continuation Plan to provide current nonemployee directors with a retirement income supplement. Future directors may not participate in this plan. Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments. The retirement plan has a projected benefit obligation of $126,000 and $127,000 as of March 31, 2003 and 2002, respectively. The Association has funded the plan through the purchase of life insurance policies under which the Association is the beneficiary. The cost of the retirement plan that was charged to expense during the years ended March 31, 2003 and 2002 was $23,000 and $23,000, respectively.

The Company sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2003 and 2002 the Association contributed $32,000 and $28,000, respectively under this plan. Effective February 1, 2002, the Association amended the 401(k) Plan in its entirety into the Enfield Federal Savings and Loan Association Employees’ Savings & Profit Sharing Plan and Trust (the “401(k) Plan”).

Effective with the consummation of the reorganization of the Association described in Note 1, participants in the 401(k) Plan are permitted to direct that all or part of their interest in the 401(k) Plan be invested in shares of the common stock of the Company.

The Association provides term life insurance for two former employees and has agreed to provide the insurance until they attain the age of 65. The Association is not a beneficiary under the policies. Annual premiums were approximately $14,000 for the years ended March 31, 2003 and 2002. One former employee reached the age of 65 during the year ended March 31, 2003, and the post-retirement benefit for this individual has been terminated.

The Association also provides limited medical benefits to two early retirees and their spouses meeting certain service requirements and only during the period in which they are 62 to 65 years old. No other early retirees will be provided this benefit. The accumulated post retirement benefit obligation is immaterial as of March 31, 2003 and 2002. The expense of these benefits to the Association for the years ended March 31, 2003 and 2002 was approximately $15,000 and $18,000, respectively. One early retiree reached the age of 65 during the year ended March 31, 2003, and the post-retirement benefit for this individual has been terminated.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 180 months. Following the initial 180 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policy amounted to $168,000 and $156,000 for the years ended March 31, 2003 and 2002, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President’s active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2003 and 2002 was $70,000 and $68,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2003 and 2002 in the amounts of $232,000 and $162,000, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust’s assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the balance sheets. As of March 31, 2003 and 2002, total assets in the Rabbi Trust were $3,439,000 and $3,270,000, respectively.

The Association adopted the Enfield Federal Savings & Loan Association Supplemental Executive Retirement Plan (SERP) to be effective on the effective date of the Plan of Reorganization (see Note 1). The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan.

The Association and the Company entered into an employment agreement with its President. The employment agreement provides for the continued payment of specified compensation and benefits for specified periods. The agreement also provides for termination by the Company for cause (as defined in the agreements) at any time. The employment agreement provides for the payment, under certain circumstances, of amounts upon termination following a “change in control” as defined in the agreement. The agreements also provide for certain payments in the event of the officers’ termination for other than cause and in the case of voluntary termination.

NOTE 10 – STOCK COMPENSATION PLAN

In 2003 the Company adopted the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (the “Plan”) which includes grants of options to purchase Company stock and awards of Company stock.

The number of shares of common stock reserved for grants and awards under the Plan is 200,000, consisting of 142,857 shares for stock options and 57,143 shares for stock awards. All employees and outside directors of the Company are eligible to participate in the Plan.

The Company Plan defines the stock option exercise price as the fair market value of the Company stock at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The Company determines the vesting schedule for the stock options and the stock options granted in 2003 vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2003.

Dividend yield	0%
Expected life	10 years
Expected volatility	18.8%
Risk-free interest rate	4.34%

A summary of the status of the Company’s fixed stock option plan as of March 31, 2003 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	—
Granted	92,568	$15.15
Forfeited	—
Expired	—

Outstanding at end of year	92,568	$15.15

Options exercisable at year-end	—
Weighted-average fair value of options granted during the year	$6.27

The following table summarizes information about fixed stock options outstanding as of March 31, 2003:

Options Outstanding			Options Exercisable
Number Outstanding as of 3/31/03	Weighted- Average Remaining Contractual Life	Exercise Price	Number Exercisable as of 3/31/03	Exercise Price
92,568	9.9 years	$15.15	—	$—

The Company determines the date on which stock awards granted to a participant vest and any terms or conditions which must be satisfied prior to the vesting of any stock award. In February 2003, 36,421 shares were awarded under the Plan. The awards vest in installments over five years.

Upon a Change in Control as defined in the Plan, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and any further restrictions lapse.

NOTE 11 – EMPLOYEE STOCK OWNERSHIP PLAN

On June 4, 2002 (the date) the reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (ESOP) effective as of January 1, 2002. On June 4, 2002 the ESOP purchased 73,795 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in ten equal installments of $93,000 commencing on December 31, 2002 through December 31, 2011. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary, however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant’s compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section of the balance sheet. ESOP expense for the year ended March 31, 2003 was $122,000. The ESOP shares as of March 31, 2003 were as follows:

Allocated shares	7,379
Unreleased shares	66,416

Total ESOP shares	73,795

Fair value of unreleased shares	$990,000

NOTE 12 – REGULATORY MATTERS

The Company, as a Savings and Loan Holding Company, is not subject to capital requirements. The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2003 that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar Amounts in Thousands)
As of March 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$24,036	29.25%	$6,575	> 8.0%	N/A	N/A
Enfield Federal Savings and Loan Association	22,329	27.24	6,559	> 8.0	$8,198	> 10.0%
Core Capital (to Adjusted Tangible Assets)
Consolidated	23,028	14.29	6,447	> 4.0	N/A	N/A
Enfield Federal Savings and Loan Association	21,321	13.25	6,439	> 4.0	8,049	> 5.0
Tangible Capital (to Tangible Assets)
Consolidated	23,028	14.29	N/A	N/A	N/A	N/A
Enfield Federal Savings and Loan Association	21,321	13.25	2,415	> 1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	23,028	28.02	N/A	N/A	N/A	N/A
Enfield Federal Savings and Loan Association	21,321	26.01	N/A	N/A	4,919	> 6.0
As of March 31, 2002:
Enfield Federal Savings and Loan Association:
Total Capital (to Risk Weighted Assets)	15,219	21.58	5,642	> 8.0	7,053	> 10.0
Core Capital (to Adjusted Tangible Assets)	14,446	10.59	5,459	> 4.0	6,823	> 5.0
Tangible Capital (to Tangible Assets)	14,446	10.59	2,047	> 1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	14,446	20.48	N/A	N/A	4,232	> 6.0

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES

The Association is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2004 and 2012. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2003:

Year Ended March 31	(In Thousands)
2004	$100
2005	91
2006	54
2007	37
2008	35
Thereafter	75

Total minimum lease payments	$392

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $106,000 and $93,000 for the years ended March 31, 2003 and 2002, respectively.

NOTE 14 – FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of March 31, 2003, $10,000 are secured by deposits at the Company.

The following are carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,963	$20,963	$12,472	$12,472
Available-for-sale securities	38,068	38,068	36,165	36,165
Federal Home Loan Bank stock	820	820	820	820
Loans, net	93,581	96,512	80,468	81,593
Accrued interest receivable	489	489	395	395
Financial liabilities:
Deposits	128,953	130,220	114,998	116,522
Advanced payments by borrowers for taxes and insurance	351	351	266	266
Federal Home Loan Bank advances	8,142	8,354	6,108	6,038

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

	2003	2002
	(In Thousands)
Commitments to originate loans	$2,402	$2,457
Standby letters of credit	10	10
Unadvanced portions of loans:
Construction	1,907	427
Home equity	984	727
Commercial lines of credit	1,583	1,528

	$6,886	$5,149

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 15 – SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Association’s business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Association’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 16 – ACQUISITION AGREEMENT

On January 22, 2003, an Agreement and Plan of Merger by and among Enfield Mutual Holding Company, the Company, the Association and Windsor Locks Community Bank, FSL (Windsor Locks) a federally chartered mutual savings and loan association, was signed. Under the agreement, Windsor Locks will merge with the Association, with the Association being the surviving entity. The merger is subject to the approval of regulators, the members of Windsor Locks and the stockholders of the Company.

NOTE 17 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

NEW ENGLAND BANCSHARES, INC.

(Parent Company Only)

Balance Sheet

March 31, 2003

(In Thousands)

ASSETS
Cash on deposit with Enfield Federal Savings and Loan Association	$1,023
Investment in subsidiary, Enfield Federal Savings and Loan Association	21,443
Loan to ESOP	666
Due from subsidiary	18

Total assets	$23,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—
Stockholders’ equity	23,150

Total liabilities and stockholders’ equity	$23,150

NEW ENGLAND BANCSHARES, INC.

(Parent Company Only)

Statement of Income

For the Period From June 5, 2002 to March 31, 2003

(In Thousands)

Interest income	$28
Other expense	32

Loss before income tax benefit and equity in undistributed net income of subsidiary	(4)
Income tax benefit	(1)

Loss before equity in undistributed net income of subsidiary	(3)
Equity in undistributed net income of subsidiary	634

Net income	$631

NEW ENGLAND BANCSHARES, INC.

(Parent Company Only)

Statement of Cash Flows

For the Period From June 5, 2002 to March 31, 2003

(In Thousands)

Cash flows from operating activities:
Net income	$631
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other asset	8
Undistributed net income of subsidiary	(634)

Net cash used in operating activities	(11)

Cash flows from investing activities:
Investment in subsidiary, Enfield Federal Savings and Loan Association	(6,804)
Loan to ESOP	(738)
Principal payments received on loan to ESOP	72

Net cash used in investing activities	(7,470)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,174
Cost of issuance of common stock	(670)

Net cash provided by financing activities	8,504

Net increase in cash and cash equivalents	1,023
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,023

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal 2: Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. The information relating to the executive officers of the Company is incorporated herein by reference to Part I, Item 1, “Description of Business—Executive Officers of the Registrant” of this report. Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the sections captioned “Directors’ Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the Annual Meeting of Stockholders.

Additionally, the information about the Company’s equity compensation plans is contained below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	92,568	$15.15	5,289

Total	92,568	$15.15	5,289

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report.

(1)	Consolidated Financial Statements

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of March 31, 2003 and 2002

•	Consolidated Statements of Income for the Years Ended March 31, 2003 and 2002

•	Consolidated Statements of Changes in Capital Accounts for the Years Ended March 31, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2003 and 2002

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)(1)

2.2	Agreement and Plan of Merger, dated as of January 22, 2003, by and among New England Bancshares, Inc., Enfield Mutual Holding Company, Enfield Federal Savings and Loan Association and Windsor Locks Community Bank, FSL(2)

3.1	Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)(1)

3.2	Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)(1)

4.1	Specimen stock certificate of New England Bancshares, Inc.(1)

10.1	Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust (1)

10.2	Employment Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and David J. O’Connor (3)

10.3	Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan (1)

10.4	Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (1)

10.5	Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended (1)

10.6	Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (1)

10.7	Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (1)

10.8	Split Dollar Arrangement with David J. O’Connor (1)

10.9	New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (4)

23.1	Consent of Shatswell, MacLeod & Company, P.C.

99.1	Certification of Chief Executive and Chief Financial Officer

(1)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.

(2)	Incorporated herein by reference into this document from the exhibits to the Current Report on Form 8-K as filed on January 27, 2003.

(3)	Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

(4)	Incorporated herein by reference into this document from the appendix to the proxy statement filed on December 2, 2002.

(b) Reports on Form 8-K

On January 27, 2003, the Company filed a Form 8-K in which it announced under Item 5 that it had entered into an Agreement and Plan of Merger, dated as of January 22, 2003, which provided that Windsor Locks Community Bank, FSL would merge with and into Enfield Federal. A copy of the merger agreement and the plan of merger were filed as exhibits.

Item 14.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

NEW ENGLAND BANCSHARES, INC.

Date: June 25, 2003	By:	/s/ DAVID J. O’CONNOR
David J. O’Connor
President, Chief Executive Officer,
chief financial officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DAVID J. O’CONNOR David J. O’Connor	President, Chief Executive Officer, chief financial officer and Director (principal executive, financial and accounting officer)	June 25, 2003

/s/ EDWARD C. ALLEN Edward C. Allen	Chairman of the Board	June 25, 2003

/s/ MYRON J. MAREK Myron J. Marek	Director	June 25, 2003

/s/ LUCIEN P. BOLDUC Lucien P. Bolduc	Director	June 25, 2003

/s/ DOROTHY K. MCCARTY Dorothy K. McCarty	Director	June 25, 2003

/s/ RICHARD K. STEVENS Richard K. Stevens	Director	June 25, 2003

/s/ RICHARD M. TATOIAN, ESQ. Richard M. Tatoian, Esq.	Director	June 25, 2003

/s/ PETER T. DOW Peter T. Dow	Director	June 25, 2003

CERTIFICATION

I, David J. O’Connor, certify that:

1.	I have reviewed this annual report on Form 10-KSB of New England Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ DAVID J. O’CONNOR

David J. O’Connor
President, Chief Executive Officer and chief financial officer
(principal executive and financial officer)