Form 10KSB/A
period 2003-03-31
NEW ENGLAND BANCSHARES INC
filed 2003-07-29
CIK 1166760

                                United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     --------------------  ---------------------

                         Commission File Number: 0-49711

                          NEW ENGLAND BANCSHARES, INC.
                 (Name of small business issuer in its charter)

       UNITED STATES                                    04-3693643
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

660 ENFIELD STREET, ENFIELD, CONNECTICUT                06082
(Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (860) 253-5200
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.
                                     ----

      The issuer's revenues for its most recent fiscal year were approximately $8,825,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,991,327, based upon the closing price of $15.80 as quoted on the OTC Bulletin Board for June 20, 2003. Solely for purposes of this calculation, the shares held by Enfield Mutual Holding Company and the directors and officers of the issuer are deemed to be held by affiliates.

      As of June 20, 2003, the issuer had 2,086,296 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                     ----   ----

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The board of directors of New England Bancshares, Inc. ("New England Bancshares" or the "Company") currently consists of eight members, seven of whom are not employees of New England Bancshares or its subsidiary, Enfield Federal Savings and Loan Association ("Enfield Federal"). The board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. The nominees for election this year are Edward
C. Allen, Myron J. Marek and Lucien P. Bolduc, each of whom is a director of New England Bancshares and Enfield Federal. If the proposed merger with Windsor Locks Community Bank is consummated, the size of the board will be increased to ten and two directors of Windsor Locks Community Bank will be appointed to the board.

      Information regarding each nominee for election at this year's Annual Meeting, as well as each director continuing in office is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each individual's biography is as of March 31, 2003. The indicated period for service as a director includes service as a director of Enfield Federal. There are no family relationships among the directors.

NOMINEES FOR ELECTION AS DIRECTORS

      EDWARD C. ALLEN is a retired owner of a general retail store and has served as Chairman of the board of directors of New England Bancshares since 2002 and Chairman of Enfield Federal since 1994. Age 75. Director since 1978.

      MYRON J. MAREK is a retired retail jeweler.  Age 70.  Director since 1987.

      LUCIEN P. BOLDUC is a certified public accountant with the accounting firm of Mercik, Kuczarski & Bolduc, LLC located in Enfield, Connecticut. Age 43. Director since 2002.

DIRECTORS CONTINUING IN OFFICE

      The following directors have a term ending in 2004:

      DAVID J. O'CONNOR has been the President, Chief Executive Officer and chief financial officer of Enfield Federal since 1999 and of New England Bancshares since 2002. Mr. O'Connor has over 30 years of banking experience in New England. Prior to joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire. Age 56. Director since 1999.

     RICHARD K. STEVENS is owner and President of Leete-Stevens, Inc., a funeral home located in Enfield, Connecticut. Age 56. Director since 1995.

     RICHARD M. TATOIAN is a self-employed attorney practicing in Enfield, Connecticut. Age 56. Director since 1995.

     The following directors have a term ending in 2005:

     PETER T. DOW is President of Dow Mechanical Corporation, a manufacturer of quality control inspection equipment, located in Enfield, Connecticut. Age 63. Director since 1982.

     DOROTHY K. MCCARTY is a retired town clerk of  Suffield,  Connecticut.  Age
72. Director since 1990.

     Information concerning executive officers who are not directors was previously filed in Part I of the Form 10-KSB filed on June 27, 2003, pursuant to Item 401 of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of beneficial securities ownership and changes in beneficial securities ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on review of the copies of the reports that the Company has received and written representations provided to the Company from the individuals and entities required to file the reports, the Company believes that during the fiscal year ended March 31, 2003, each of its executive officers, directors and greater than 10% stockholders has complied with applicable reporting requirements for transactions in Company common stock, with the exception of one late report of initial statement of beneficial ownership by each of John F. Parda, Senior Vice President and Senior Loan Officer of Enfield Federal, and Enfield Federal Mutual Holding Company.

ITEM 10.    EXECUTIVE COMPENSATION

                             DIRECTORS' COMPENSATION

      FEES. Each non-employee director of Enfield Federal receives $400 for each board meeting and each Audit, ALCO or Planning Committee meeting they attend. Additionally, each non-employee director of Enfield Federal receives $225 for each Executive Committee meeting they attend. Chairmen of the respective committees each receive an additional $50 for each committee meeting they attend. Additionally, non-employee directors of New England Bancshares receive an annual retainer of $4,000.

      DIRECTORS' RETIREMENT PLAN. Enfield Federal maintains the Enfield Federal Savings and Loan Association Director Fee Continuation Plan to provide eligible non-employee directors with a retirement income supplement. Under the plan, eligible non-employee directors are entitled to an annual benefit, as of their Retirement Date, of $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments. For purposes of the plan, "Retirement Date" is defined as the June 1st following a director's 70th birthday. Upon an eligible retired director's death, but before the ten payments have been made, Enfield Federal is obligated to pay the director's beneficiary, at its option, a discounted lump sum payment equal to the remaining payments or the remaining installment payments. If an active eligible non-employee director dies before his or her Retirement Date, Enfield Federal is obligated to pay the director's designated beneficiary a benefit equal to the discounted value of the ten annual installments the director would have been entitled to had he or she lived to his or her Retirement Date. At Enfield Federal's discretion, the benefit is payable in a lump sum or in ten annual installments. Enfield Federal has acquired life insurance policies for each of the eligible non-employee directors as an informal source of funding for its obligations under the plan.

      2003 STOCK-BASED INCENTIVE PLAN. Stockholders approved the New England Bancshares, Inc. 2003 Stock- Based Incentive Plan at the January 16, 2003 special meeting of stockholders. Under the Incentive Plan, each outside director of New England Bancshares was awarded 2,448 shares of restricted stock and options to purchase 6,122 shares of New England Bancshares common stock. The restricted stock awards and stock options vest in five equal annual installments commencing on February 11, 2004, the first anniversary of the granting of the awards. All of the stock options granted have an exercise price of $15.15 per share. Vesting accelerates upon death or disability and upon a change in control (as defined in the Incentive Plan).

                             EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following information is furnished for our President and Chief Executive Officer. No other executive officer of New England Bancshares received a salary and bonus of $100,000 or more during the year ended March 31, 2003.


                                    ANNUAL           LONG-TERM
                               COMPENSATION(1)  COMPENSATION AWARDS
                               ---------------- --------------------
                                                        RESTRICTED   SECURITIES
                                                          STOCK      UNDERLYING
                                                          AWARDS     OPTIONS/SARS   ALL OTHER
NAME AND PRINCIPAL POSITIONS    YEAR    SALARY    BONUS   ($)(2)         (#)      COMPENSATION
----------------------------    -----   -------   ------  --------   ----------   ------------

David J. O'Connor......         2003    $166,340  $18,000 $216,418     35,714      $23,949(3)
   President and                2002     158,340   21,800    --          --             7,325
   Chief Executive Office       2001     150,800   15,000    --          --             6,893


(1) Does not include the aggregate amount of perquisites and other benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2) Represents 14,285 shares of restricted stock granted to Mr. O'Connor under the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan. The dollar amounts set forth in the table represent the market value of the shares on the date of grant. The restricted stock awards vest in five equal annual installments commencing on February 11, 2004, the first anniversary of the granting of the awards. When shares become vested and are distributed from the trust in which they are held, the recipients will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. As of March 31, 2003, the market value of the unvested shares of restricted stock held by Mr. O'Connor was $212,847.
(3) Includes $1,554 in insurance premiums paid by Enfield Federal under an endorsement method split-dollar life insurance arrangement, $1,613 related to an additional life insurance policy for Mr. O'Connor, employee stock ownership plan allocations with a market value of $15,792 and $4,990 in employer matching contributions made under the 401(k) Plan.

      EMPLOYMENT AGREEMENT. Enfield Federal and New England Bancshares maintain an employment agreement with Mr. O'Connor. The employment agreement is intended to ensure that New England Bancshares and Enfield Federal will be able to retain Mr. O'Connor's services. The continued success of New England Bancshares and Enfield Federal depends to a significant degree on the skills and competence of Mr. O'Connor.

      The employment agreement provides for a three-year term. The term of the employment agreement will be extended annually unless written notice of non-renewal is given by the board of directors of Enfield Federal. The employment agreement provides that the executive's base salary will be reviewed annually. Mr. O'Connor's current base salary is $166,340. In addition to the base salary, Mr. O'Connor's employment agreement provides for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The employment agreement provides for termination by Enfield Federal for cause, as defined in the employment agreement, at any time. If Enfield Federal chooses to terminate the executive's employment for reasons other than for cause, or if the executive resigns from Enfield Federal after specified circumstances that would constitute constructive termination, the executive or, if he dies, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to him for the remaining term of the employment agreement and the contributions that would have been made on his behalf to any employee benefit plans of New England Bancshares and Enfield Federal during the remaining term of the employment agreement. Enfield Federal would also continue and/or pay for Mr.O'Connor's life, health, dental and disability coverage for the remaining term of the employment agreement. Upon termination of the executive for reasons other than a change in control, he must adhere to a one-year non-competition agreement.

      Under the employment agreement, if voluntary (upon circumstances discussed in the agreement) or involuntary termination follows a change in control of New England Bancshares or Enfield Federal, Mr.O'Connor or, if he dies, his beneficiary, would be entitled to a severance payment equal to the greater of:
(1) the payments due for the remaining term of the agreement; or (2) three times the average of the five preceding taxable years' annual compensation. Enfield Federal would also continue and/or pay for Mr. O'Connor's life, health, dental and disability coverage for thirty-six months. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer would not be entitled to deduct such amount.

      All reasonable costs and legal fees paid or incurred by Mr. O'Connor in any dispute or question of interpretation relating to the employment agreement will be paid by Enfield Federal, if Mr. O'Connor is successful on the merits in a legal judgment, arbitration or settlement. The employment agreement also provides that Enfield Federal and New England Bancshares will indemnify Mr. O'Connor to the fullest extent legally allowable.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS. Enfield Federal maintains the Executive Supplemental Retirement Plan to provide Mr. O'Connor with an annual retirement benefit of $172,796 payable in equal monthly installments over a period of 180 months upon his attainment of age 65. Following the initial 180-month period, additional amounts may be payable to Mr. O'Connor until his death based on the performance of certain life insurance policies that Enfield Federal has acquired as an informal funding source for its obligation to Mr. O'Connor. If Mr. O'Connor voluntarily or involuntarily terminates his employment with Enfield Federal, Mr. O'Connor will be entitled to receive at age 65 the balance of his accrued benefit under the plan payable over 180 months and the additional supplemental benefit he would have been entitled to had he remained in the employ of Enfield Federal until his retirement. If Mr. O'Connor dies prior to the commencement or completion of benefit payments under the plan, his beneficiary will be entitled to the remaining installments or a lump sum of the present value of his remaining installment payments, at the discretion of Enfield Federal. If a change in control occurs (as defined in the plan), followed by Mr. O'Connor's voluntary or involuntary termination of employment with Enfield Federal, Mr. O'Connor will be entitled to receive at age 65 a benefit equal to the benefits he would have received had he continued in the employ of Enfield Federal until age 65.

      Enfield Federal has established a rabbi trust to hold the insurance policies purchased to satisfy the obligations of Enfield Federal with respect to the Executive Supplemental Retirement Plan. Until the plan benefits are paid to Mr. O'Connor, creditors may make claims against the trust's assets if Enfield Federal becomes insolvent. As of March 31, 2003, Enfield Federal had accrued $231,709 for its liabilities under the plan.

      In addition to the Executive Supplemental Retirement Plan, Enfield Federal maintains the Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan. This plan provides restorative payments to executives designated by the board of directors who are prevented from receiving the full benefits contemplated by the ESOP's benefit formula and the full matching contribution under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. The board of directors of Enfield Federal has designated Mr. O'Connor to participate in the plan. In addition to providing for benefits lost under the ESOP and 401(k) Plan, the supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control (as defined in the plan) before the complete scheduled repayment of the ESOP loan. Generally, upon such an event, the supplemental executive retirement plan will provide the participant with a benefit equal to what the participant would have received under the ESOP had he remained employed throughout the term of the ESOP loan, less the benefits actually provided.

      SPLIT-DOLLAR LIFE INSURANCE. In August 1999, Enfield Federal established a split-dollar life insurance arrangement to provide Mr. O'Connor with a death benefit. Under the terms of the arrangement, title and ownership of the life insurance policy resides with Enfield Federal and Enfield Federal pays all of the insurance premiums. Upon Mr. O'Connor's death, his beneficiaries will be entitled to 25% of the total proceeds, less the cash value of the policy. Enfield Federal will be entitled to the remaining life insurance proceeds. Enfield Federal will be entitled at all times to the cash surrender value of the life insurance policy.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table lists all options granted to Mr. O'Connor during fiscal 2003.


                        NUMBER OF   PERCENT OF TOTAL
                        SECURITIES     OPTIONS
                        UNDERLYING    GRANTED TO
                         OPTIONS    EMPLOYEES IN   EXERCISE OR
   NAME                 GRANTED(1)   FISCAL YEAR    BASE PRICE  EXPIRATION DATE
-----------            ------------  ------------   ---------- -----------------

David J. O'Connor.....   35,714         71.8%       $15.15     February 11, 2013
-----------------------
(1) Options become exercisable in five equal annual installments commencing on February 11, 2004; provided, however, that options will be immediately exercisable if the optionee dies or becomes disabled or upon a change in control of New England Bancshares, as defined in the plan.

FISCAL YEAR-END OPTION VALUES

      No stock options were exercised by Mr. O'Connor during the fiscal year ended March 31, 2003. The following table provides certain information with respect to the number of shares of our common stock represented by outstanding options held by Mr. O'Connor as of March 31, 2003.


                           NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                          UNEXERCISED OPTIONS AT FISCAL YEAR-   MONEY OPTIONS AT FISCAL YEAR-
                                     END(#)                             END($)(1)
                          -----------------------------         ----------------------
NAME                       EXERCISABLE   UNEXERCISABLE          EXERCISABLE    UNEXERCISABLE
----                      -------------  --------------         -----------    -------------

David J. O'Connor......       --            35,714                   --            $--
-----------------------
(1)   Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money  options on March 31, 2003, less the option exercise  price.  Options are  in-the-money  if the market value of shares covered by the options is greater than the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                 STOCK OWNERSHIP

      The following table provides information as of July 3, 2003, with respect to persons known by the Company to be the beneficial owners of more than 5% of outstanding Company common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.


                                       NUMBER OF SHARES     PERCENT OF COMMON
NAME AND ADDRESS                             OWNED          STOCK OUTSTANDING
----------------                       ----------------     -----------------

Enfield Mutual Holding Company            1,127,431(1)            54.0%
660 Enfield Street
Enfield, Connecticut 06082

(1) Acquired in Enfield Federal's mutual holding company reorganization, which was completed on June 4, 2002. The members of the board of directors of New England Bancshares and Enfield Federal also constitute the board of directors of Enfield Mutual Holding Company.

   The following table provides information about the shares of Company common stock that may be considered to be owned by each of the Company's directors, by the executive officer named in the Summary Compensation Table and by all of the Company's directors and executive officers as a group as of July 3, 2003. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.


                                                  NUMBER OF       PERCENT OF
                                                   SHARES        COMMON STOCK
    NAME                                          OWNED(1)      OUTSTANDING(2)
-------------                                   -------------   --------------

Edward C. Allen................................         5,448         *
Lucien P. Bolduc...............................         2,548         *
Peter T. Dow...................................         4,948(3)      *
Myron J. Marek.................................         4,713         *
Dorothy K. McCarty.............................         3,948         *
David J. O'Connor..............................        20,102(4)      *
Richard K. Stevens.............................         7,548         *
Richard M. Tatoian.............................         3,448         *

All executive officers and directors as a group
(9 persons)....................................        61,094       2.93%

* Less than 1% of shares outstanding
(1) Includes unvested shares of restricted stock held in trust under the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, with respect to which the beneficial owner has voting but not investment power as follows:
    Messrs.   Allen,   Bolduc,   Dow,   Marek,   Stevens  and  Tatoian  and  Ms.
    McCarty--2,448  shares;  and  Mr.   O'Connor--14,285   shares.
(2) Based on 2,086,296 shares of Company common stock outstanding as of July 3, 2003.
(3) Includes 2,500 shares held in a trust in which Mr. Dow shares voting and investment power.
(4) Includes 1,019 shares allocated under the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan, with respect to which Mr. O'Connor has voting but not investment power.

   Additionally, the information about the Company's equity compensation plans is contained below.


PLAN CATEGORY       NUMBER OF  SECURITIES               WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                    TO BE ISSUED UPON                   EXERCISE  PRICE OF      REMAINING AVAILABLE FOR
                    EXERCISE  OF OUTSTANDING            OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                    OPTIONS, WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     EQUITY COMPENSATION
                                                                                PLANS (EXCLUDING
                                                                                SECURITIES REFLECTED IN
                                                                                COLUMN (A))
                    (A)                                 (B)                     (C)
----------------------------------------------------------------------------------------------------------

EQUITY COMPENSATION        92,568                             $15.15                   5,289
PLANS APPROVED BY
SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------
TOTAL                      92,568                             $15.15                   5,589
----------------------------------------------------------------------------------------------------------

   The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made under programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Company is, therefore, prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees, and has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the institution's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the board of directors.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

        (1)   CONSOLIDATED FINANCIAL STATEMENTS

              The  consolidated  financial  statements were previously  filed in
              Part II of the Form 10-KSB filed on June 27, 2003.

        (2)   FINANCIAL STATEMENT SCHEDULES

              All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto previously filed in Part II of the Form 10-KSB on June 27, 2003.

        (3)   EXHIBITS

              2.1 Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)(1)
              2.2 Agreement and Plan of Merger, dated as of January 22, 2003, by and among New England Bancshares, Inc., Enfield Mutual Holding Company, Enfield Federal Savings and Loan Association and Windsor Locks Community Bank, FSL(2)
              3.1 Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)(1)
              3.2 Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)(1)
              4.1   Specimen  stock  certificate of New England Bancshares, Inc.
                    (1)
              10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust (1)
              10.2 Employment Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and David
                    J. O'Connor (3)
              10.3 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan (1)
              10.4  Enfield  Federal  Savings   and  Loan  Association  Employee
                    Savings & Profit-Sharing Plan and Adoption Agreement (1)
              10.5  Enfield  Federal  Savings  and  Loan  Association  Executive
                    Supplemental Retirement Plan, as amended (1)
              10.6 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (1)
              10.7 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (1)
              10.8  Split Dollar Arrangement with David J. O'Connor (1)

              10.9  New England Bancshares, Inc. 2003 Stock-Based Incentive Plan
                    (4)
              99.1  Certification  of  Chief  Executive  and  Chief Financial
                    Officer
              ---------------------------
              (1) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333- 82856.
              (2) Incorporated herein by reference into this document from the exhibits to the Current Report on Form 8-K as filed on January 27, 2003.
              (3) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
              (4) Incorporated herein by reference into this document from the appendix to the proxy statement filed on December 2, 2002.

(b)   REPORTS ON FORM 8-K

            A summary of reports on Form 8-K was previously filed in Part III of the Form 10-KSB filed on June 27, 2003.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     New England Bancshares, Inc.


Date:  July 29, 2003                 By:/s/ David J. O'Connor
                                        ----------------------------------------
                                        David J. O'Connor
                                        President, Chief Executive Officer,
                                        chief financial officer and Director

                                  CERTIFICATION

I, David J. O'Connor, certify that:

1.  I  have  reviewed   this  annual  report on  Form  10-KSB/A  of New  England
    Bancshares, Inc.;

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

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July 29, 2003                 By:/s/ David J. O'Connor
                                        ----------------------------------------
                                        David J. O'Connor
                                        President, Chief Executive Officer,
                                        chief financial officer and Director