Form 10QSB
period 2003-06-30
NEW ENGLAND BANCSHARES INC
filed 2003-08-13
CIK 1166760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-49711

NEW ENGLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

United States	04-3693643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 Enfield Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 253-5200

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

The Issuer had 2,086,296 shares of common stock, par value $0.01 per share, outstanding as of August 12, 2003.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

NEW ENGLAND BANCSHARES, INC.

FORM 10-QSB

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$6,952	$8,690
Interest-bearing demand deposits with other banks	270	294
Federal funds sold	6,300	4,100
Money market mutual funds	4,241	7,879

Total cash and cash equivalents	17,763	20,963
Investments in available-for-sale securities (at fair value)	44,394	38,068
Federal Home Loan Bank stock, at cost	820	820
Loans, net of allowance for loan losses of $1,068 as of June 30, 2003 and $1,008 as of March 31, 2003	94,179	93,581
Premises and equipment, net	2,515	2,584
Accrued interest receivable	524	489
Deferred income taxes	485	534
Cash surrender value of life insurance	3,610	3,565
Other assets	517	580

Total assets	$164,807	$161,184

LIABILITIES AND CAPITAL ACCOUNTS

Deposits:
Noninterest-bearing	$5,663	$5,915
Interest-bearing	125,098	123,038

Total deposits	130,761	128,953
Advanced payments by borrowers for taxes and insurance	682	351
Federal Home Loan Bank advances	7,843	8,142
Other liabilities	2,087	588

Total liabilities	141,373	138,034

Capital accounts:
Common stock, par value $.01 per share: 10,000,000 shares authorized; 2,086,296 shares issued	21	21
Paid-in-capital	9,075	9,057
Retained earnings	15,311	15,168
Accumulated other comprehensive income	208	113
Unearned ESOP shares, 66,416 shares	(666)	(666)
Unearned shares, stock-based incentive plan, 36,421 shares	(515)	(543)

Total capital accounts	23,434	23,150

Total liabilities and capital accounts	$164,807	$161,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended June 30, 2003 and June 30, 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Interest and dividend income:
Interest and fees on loans	$1,702	$1,546
Interest and dividends on securities:
Taxable	317	430
Tax-exempt	17	27
Dividends on Federal Home Loan Bank stock	6	8
Interest on federal funds sold, interest-bearing deposits and dividends on marketable equity securities	26	51

Total interest and dividend income	2,068	2,062

Interest expense:
Interest on deposits	653	830
Interest on advanced payments by borrowers for taxes and insurance	—	1
Interest on Federal Home Loan Bank advances	80	64

Total interest expense	733	895

Net interest and dividend income	1,335	1,167
Provision for loan losses	60	60

Net interest and dividend income after provision for loan losses	1,275	1,107

Noninterest income:
Service charges on deposit accounts	58	52
Gain on sales and calls of available-for-sale securities, net	37	12
Increase in cash surrender value of life insurance policies	43	38
Other income	7	1

Total noninterest income	145	103

Noninterest expense:
Salaries and employee benefits	656	490
Occupancy and equipment expense	171	117
Advertising and promotion	24	26
Professional fees	86	40
Data processing expense	44	40
Stationery and supplies	15	17
Other expense	221	124

Total noninterest expense	1,217	854

Income before income taxes	203	356
Income taxes	60	116

Net income	$143	$240

Basic and diluted earnings per share	$0.07	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$143	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	92	17
Gain on sales and calls of available-for-sale securities, net	(37)	(12)
Provision for loan losses	60	60
Change in deferred loan origination fees	23	19
Depreciation and amortization	69	51
Increase in accrued interest receivable	(35)	(40)
Deferred income tax benefit	(12)	—
Increase in cash surrender value life insurance policies	(43)	(38)
Decrease in prepaid expenses and other assets	63	135
Increase in accrued expenses and other liabilities	54	11
Compensation cost for stock-based incentive plan	28	—

Net cash provided by operating activities	405	443

Cash flows from investing activities:
Purchases of available-for-sale securities	(15,675)	(7,500)
Proceeds from sales of available-for-sale securities	3,080	720
Proceeds from maturities of available-for-sale securities	7,815	3,051
Loan originations and principal collections, net	(681)	(2,121)
Loan to ESOP	—	(738)
Capital expenditures—premises and equipment	—	(586)
Investments in life insurance policies	(2)	(8)

Net cash used in investing activities	(5,463)	(7,182)

Cash flows from financing activities:
Net increase in demand, NOW and savings accounts	965	2,121
Net increase (decrease) in time deposits	843	(657)
Net increase in advanced payments by borrowers for taxes and insurance	331	248
Proceeds from Federal Home Loan Bank long-term advances	—	1,000
Principal payments on Federal Home Loan Bank long-term advances	(299)	(191)
Proceeds from sale of common stock, net of costs	—	8,504
Recovery of expenditure relating to initial public offering	18	—

Net cash provided by financing activities	1,858	11,025

Net increase (decrease) in cash and cash equivalents	(3,200)	4,286
Cash and cash equivalents at beginning of period	20,963	12,472

Cash and cash equivalents at end of period	$17,763	$16,758

Supplemental disclosures:
Interest paid	$734	$892
Income taxes paid	—	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE	1—Organization

New England Bancshares, Inc. (the “Company”) is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the “Association”) concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and sold 1,127,431 shares to Enfield Mutual Holding Company raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association. The Company is a majority owned subsidiary of Enfield Mutual Holding Company.

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

NOTE 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2004.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended March 31, 2003.

The condensed consolidated balance sheet as of March 31, 2003 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States.

NOTE 3—Earnings Per Share

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities for the quarter ended June 30, 2003. Because the formation of the Company was completed on June 4, 2002, per share earnings data is not meaningful for prior comparative periods and is therefore not presented.

NOTE 4—Recent Accounting Pronouncements

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001 to all goodwill and intangible assets recognized in the Company’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial statements.

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

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS Statement No. 147. In addition, SFAS Statement No. 147 amends SFAS Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any material impact on the Company’s consolidated financial statements on adoption of this Statement.

NOTE 5—Acquisition Agreement

On January 22, 2003 the Company signed an agreement to acquire Windsor Locks Community Bank, FSL. The application is subject to approval by the Company’s stockholders, Windsor Locks Community Bank’s members and the Office of Thrift Supervision. The Company’s application was deemed complete by the Office of Thrift Supervision on June 23, 2003. The merger is expected to be completed in the fourth quarter of the 2003 calendar year.

NOTE 6—Stock-Based Incentive Plan

At June 30, 2003, the Company had a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 for the three months ended June 30, 2003. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended June 30, 2003.

(Amounts in thousands, except per share data)
Net income, as reported	$143
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Pro forma net income	$143

Earnings per share:
Basic—as reported	$0.07
Basic—pro forma	0.07

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Except as required by applicable law and regulation, the Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2003 and March 31, 2003

Assets

Total assets of the Company were $164.8 million at June 30, 2003, an increase of $3.6 million or 2.25%, compared to $161.2 million at March 31, 2003. Investments in available-for-sale securities increased $6.3 million, or 16.6%, to $44.4 million at June 30, 2003 compared to $38.1 million at March 31, 2003, primarily due to growth in deposits. Net loans outstanding increased $0.6 million to $94.2 million at June 30, 2003 compared to $93.6 million at March 31, 2003. Total cash and cash equivalents decreased 15.3%, or $3.2 million, from $21.0 million at March 31, 2003 to $17.8 million at June 30, 2003. This resulted from a $3.6 million decrease in money market funds. Federal funds sold increased $2.2 million which was partially offset by the $1.7 million decrease in cash and due from banks.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management’s assessment of credit quality or “risk rating” of loans. Loans are risk weighted when they are originated. Other factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at June 30, 2003 and March 31, 2003, respectively.

(Dollars in thousands)

	At June 30, 2003	At March 31, 2003
Allowance for loan losses	$1,068	$1,008
Gross loans Outstanding	95,247	94,589
Nonperforming loans	237	240
Allowance/ Loans outstanding	1.12%	1.07%
Allowance/ Nonperforming loans	450.63%	420.00%

Past due and Nonperforming Loans

The following table sets forth information regarding past due and non-accrual loans:

(In thousands)

	At June 30, 2003	At March 31, 2003
Past due 30 days through 89 days and accruing	$515	$754
Past due 90 days or more and nonaccruing	237	240

Liabilities

Total liabilities increased $3.3 million, or 2.4%, from $138.0 million at March 31, 2003 to $141.4 million at June 30, 2003, primarily due to an increase in interest-bearing deposits. Deposits increased $1.8 million, or 1.4%, from $129.0 million at March 31, 2003 to $130.8 million at June 30, 2003.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising, data processing, professional fees and other operating expenses.

Net Income

During the three months ended June 30, 2003, the Company reported net income of $143,000. This was $97,000, or 40.4%, less than reported for the same period last year, primarily due to an increase in noninterest expense of $363,000 or 42.5%. Net interest and dividend income increased $168,000, or 14.4%, for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Growth in earning assets and an improvement in the net interest margin were primarily responsible for this result. Noninterest income increased $42,000 during the period. The provision for loan losses amounted to $60,000 for both quarters.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2003 totaled $1.3 million compared to $1.2 million for the same period in 2002. This represented an increase of $168,000 or 14.4%. The change in net interest and dividend income was due to increased levels of average interest-earning assets and interest-bearing liabilities coupled with lower interest rates earned or paid on those balances due to the lower interest rate environment.

Interest and dividend income amounted to $2.1 million for the three months ended June 30, 2003 and June 30, 2002. Average interest-earning assets were $146.9 million for the quarter ended June 30, 2003, an increase of $14.9 million, or 11.3%, compared to $132.0 million for the quarter ended June 30, 2002. The increase resulted primarily from increased average balances of $11.3 million in loans and $4.6 million in investments.

Interest expense for the quarter was $733,000, $162,000, or 18.1%, less than the $895,000 reported in the same quarter last year. Average interest-bearing liabilities grew $6.7 million during the quarter ended June 30, 2003 from $124.4 million to $131.1 million that resulted in an additional $37,000 in interest expense. As market rates continued to decline, the average rate paid on interest-bearing liabilities was 2.24% for the quarter ended June 30, 2003 compared to 2.88% in the year earlier quarter. The decrease of 64 basis points reduced interest expense $210,000.

For the quarter ended June 30, 2003, interest-earning assets had an average yield of 5.63%, down 54 basis points from 6.17% for the same period last year due to the lower interest rate environment. The change reduced net interest income $165,000 in the quarter.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2003 was $60,000 which was the same amount recorded for the quarter ended June 30, 2002. There were no charge-offs recorded during the quarter ended June 30, 2003.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically review the Company to provide additions to the allowance based upon judgments different from management.

Noninterest Income

During the quarter ended June 30, 2003, noninterest income was $145,000 compared to $103,000 in the same quarter a year ago. The increase in noninterest income was primarily due to a $25,000 increase in gains realized from sales and calls of available-for-sale securities. An increase of $6,000 in deposit related fees due to increased transactions and more deposit accounts and an increase of $5,000 in the cash surrender value of life insurance policies held by the bank also contributed to the results.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2003 was $1.2 million, an increase of $363,000, or 42.5%, from $854,000 in the quarter ended June 30, 2002. Salaries and employee benefits increased $166,000, or 33.9%, reflecting normal salary increases, higher costs for employee benefits, and additions to staff to support two new branch offices. Occupancy and equipment expense increased $54,000, or 46.2%, to $171,000 primarily from the costs of operation of two banking offices opened in 2002. Professional fees increased $46,000 in the quarter reflecting an increase in legal and accounting expenses associated with the increased responsibilities of reporting as a public company.

Provision for Income Taxes

Reflecting the decrease in pretax net income, the income tax provision for the quarter ended June 30, 2003 was $60,000 compared to $116,000 for the quarter ended June 30, 2002.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company’s main source of liquidity is the proceeds it retained from its stock offering. The Association’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of June 30, 2003 of $7.8 million with unused borrowing capacity of $42 million.

The Association’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2003 and fiscal 2002, the Association originated loans of approximately $11.6 million and $9.0 million, respectively. Purchases of investment securities totaled $15.7 million and $7.5 million for the three months ended June 30, 2003 and June 30, 2002, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $130.8 million at June 30, 2003, a $1.8 million, or 1.4%, increase from the $129.0 million balance at March 31, 2003. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

The Association was well-capitalized at June 30, 2003 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at June 30, 2003.

(dollars in thousands)

	Required	Association
Tier 1 Capital	4%	$21,707	13.07%
Total Risk based Capital	8%	$21,499	27.17%
Tier 1 Risk based Capital	8%	$21,707	25.92%

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s or the Association’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s or the Association’s liquidity, capital or operations.

Item 3.	Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures.    The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

(b)    Changes in internal controls.    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

2.1	Amended Plan of Reorganization From Mutual Savings and Loan Association to Mutual Holding Company and Stock Issuance (including the proposed Federal Charters and Bylaws of Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Enfield Mutual Holding Company)*

2.2	Agreement and Plan of Merger dated January 22, 2003 by and between Enfield Mutual Holding Company, New England Bancshares, Inc., Enfield Federal Savings and Loan Association and Windsor Locks Community Bank, FSL**

3.1	Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)*

3.2	Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)*

4.1	Specimen stock certificate of New England Bancshares, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer

*	Incorporated by reference into this document from New England Bancshares, Inc.’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-63271

**	Incorporated by reference into this document from the Exhibits to the Form 8-K as filed on January 27, 2003.

(b)	Reports on Form 8-K

On May 28, 2003, the Company filed a Form 8-K in which it announced its earnings for the quarter and year ended March 31, 2003. The press release announcing earnings was attached by exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated:	August 12, 2003	By:	/s/ DAVID J. O’CONNOR
David J. O’Connor
President, Chief Executive Officer, chief financial officer and Director (principal executive, financial and accounting officer)