Form 10QSB
period 2003-09-30
NEW ENGLAND BANCSHARES INC
filed 2003-11-06
CIK 1166760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The Issuer had 2,086,296 shares of common stock, par value $0.01 per share, outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

NEW ENGLAND BANCSHARES, INC.

FORM 10-QSB

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$6,863	$8,690
Interest-bearing demand deposits with other banks	323	294
Federal funds sold	1,500	4,100
Money market mutual funds	6,702	7,879

Total cash and cash equivalents	15,388	20,963
Investments in available-for-sale securities (at fair value)	42,579	38,068
Federal Home Loan Bank stock, at cost	820	820
Loans, net of allowance for loan losses of $1,128 as of September 30, 2003 and $1,008 as of March 31, 2003	97,712	93,581
Premises and equipment, net	2,450	2,584
Accrued interest receivable	588	489
Deferred income taxes	716	534
Cash surrender value of life insurance	3,651	3,565
Other assets	561	580

Total assets	$164,465	$161,184

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Noninterest-bearing	$7,463	$5,915
Interest-bearing	124,343	123,038

Total deposits	131,806	128,953
Advanced payments by borrowers for taxes and insurance	300	351
Federal Home Loan Bank advances	7,541	8,142
Other liabilities	1,528	588

Total liabilities	141,175	138,034

Stockholders’ equity:
Common stock, par value $.01 per share: 10,000,000 shares authorized; 2,086,296 shares issued	21	21
Paid-in-capital	9,075	9,057
Retained earnings	15,484	15,168
Accumulated other comprehensive (loss) income	(137)	113
Unearned ESOP shares, 66,416 shares	(666)	(666)
Unearned shares, stock-based incentive plan, 36,421 shares	(487)	(543)

Total stockholders’ equity	23,290	23,150

Total liabilities and stockholders’ equity	$164,465	$161,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended and Six Months Ended September 30, 2003

and September 30, 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$1,705	$1,596	$3,407	$3,142
Interest and dividends on securities:
Taxable	275	458	592	888
Tax-exempt	27	21	44	48
Dividends on Federal Home Loan Bank stock	7	7	13	15
Interest on federal funds sold, interest-bearing deposits and dividends on marketable equity securities	19	40	45	91

Total interest and dividend income	2,033	2,122	4,101	4,184

Interest expense:
Interest on deposits	611	781	1,264	1,611
Interest on advanced payments by borrowers for taxes and insurance	—	1	—	2
Interest on Federal Home Loan Bank advances	78	69	158	133

Total interest expense	689	851	1,422	1,746

Net interest and dividend income	1,344	1,271	2,679	2,438
Provision for loan losses	60	60	120	120

Net interest and dividend income after provision for loan losses	1,284	1,211	2,559	2,318

Noninterest income:
Service charges on deposit accounts	54	55	112	107
Gain on sales and calls of available-for-sale securities, net	1	1	38	13
Increase in cash surrender value of life insurance policies	36	41	79	79
Other income	6	1	13	2

Total noninterest income	97	98	242	201

Noninterest expense:
Salaries and employee benefits	662	597	1,318	1,087
Occupancy and equipment expense	165	136	336	253
Advertising and promotion	28	14	52	40
Professional fees	39	62	125	102
Data processing expense	48	43	92	83
Stationery and supplies	12	21	27	38
Other expense	176	143	397	267

Total noninterest expense	1,130	1,016	2,347	1,870

Income before income taxes	251	293	454	649
Income taxes	78	92	138	208

Net income	$173	$201	$316	$441

Basic and diluted earnings per share	$0.09	$0.10	$0.16	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$316	$441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	223	37
Gain on sales and calls of available-for-sale securities, net	(38)	(13)
Provision for loan losses	120	120
Change in deferred loan origination fees	9	—
Depreciation and amortization	143	107
Increase in accrued interest receivable	(99)	(121)
Deferred income tax benefit	(24)	—
Increase in cash surrender value life insurance policies	(79)	(79)
Decrease (increase) in prepaid expenses and other assets	19	(23)
Increase in accrued expenses and other liabilities	100	72
Compensation cost for stock-based incentive plan	56	—

Net cash provided by operating activities	746	541

Cash flows from investing activities:
Purchases of available-for-sale securities	(24,419)	(23,091)
Proceeds from sales of available-for-sale securities	3,302	4,708
Proceeds from maturities of available-for-sale securities	16,853	13,018
Loan originations and principal collections, net	(4,260)	(5,445)
Loan to ESOP	—	(738)
Capital expenditures - premises and equipment	(9)	(940)
Investments in life insurance policies	(7)	(13)

Net cash used in investing activities	(8,540)	(12,501)

Cash flows from financing activities:
Net increase in demand, NOW and savings accounts	2,691	2,685
Net increase in time deposits	162	1,431
Net decrease in advanced payments by borrowers for taxes and insurance	(51)	(41)
Proceeds from Federal Home Loan Bank long-term advances	—	1,000
Principal payments on Federal Home Loan Bank long-term advances	(601)	(430)
Proceeds from sale of common stock, net of costs	—	8,504
Recovery of expenditure relating to initial public offering	18	—

Net cash provided by financing activities	2,219	13,149

Net (decrease) increase in cash and cash equivalents	(5,575)	1,189
Cash and cash equivalents at beginning of period	20,963	12,472

Cash and cash equivalents at end of period	$15,388	$13,661

Supplemental disclosures:
Interest paid	$1,113	$1,741
Income taxes paid	317	468

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

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

NOTE 2 – Basis of Presentation

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

The condensed consolidated balance sheet as of March 31, 2003 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 – Earnings Per Share

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities for the quarter ended September 30, 2003.

NOTE 4 – Recent Accounting Pronouncements

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

Paragraph 5 of SFAS Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer–relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any material impact on the Company’s consolidated financial statements on adoption of this Statement.

NOTE 5 – Acquisition Agreement

On January 22, 2003 the Company signed an agreement to acquire Windsor Locks Community Bank, FSL. The application is subject to approval by the Company’s stockholders and Windsor Locks Community Bank’s members. The Company’s application was approved by the Office of Thrift Supervision on August 20, 2003. The merger is expected to be completed in the fourth quarter of the 2003 calendar year.

NOTE 6 – Stock-Based Incentive Plan

The Company maintains a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 for the three months ended September 30, 2003 and $56,000 for the six months ended September 30, 2003. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended September 30, 2003 and 2002.

	(Amount in thousands, except per share data)
	For the Quarter Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$173	$201	$316	$441
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$173	$201	$316	$441

Earnings per share:
Basic – as reported	$0.09	$0.10	$0.16	N/A
Basic – pro forma	0.09	0.10	0.16	N/A

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2003 and March 31, 2003

Assets

Total assets of the Company were $164.5 million at September 30, 2003, an increase of $3.3 million, or 2.0%, compared to $161.2 million at March 31, 2003, primarily due to increased loan and investment securities balances. Net loans outstanding rose $4.1 million to $97.7 million at September 30, 2003 compared to $93.6 million at March 31, 2003. The growth was primarily in commercial loans, which reflects management’s efforts to meet the borrowing needs of that important segment of its market. Investments in available-for-sale securities increased $4.5 million, or 11.8%, to $42.6 million at September 30, 2003 compared to $38.1 million at March 31, 2003.

Total cash and cash equivalents decreased 26.7%, or $5.6 million, from $21.0 million at March 31, 2003 to $15.4 million at September 30, 2003 as management invested excess liquidity in securities and loans.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management’s assessment of credit quality or “risk rating” of loans. Loans are risk weighted when they are originated. Other factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2003 and March 31, 2003, respectively.

(Dollars in thousands)

	At September 30, 2003	At March 31, 2003
Allowance for loan losses	$1,128	$1,008
Gross loans Outstanding	98,840	94,589
Nonperforming loans	157	240
Allowance/ Loans outstanding	1.14%	1.07%
Allowance/ Nonperforming loans	718.47%	420.00%

Past due and Nonperforming Loans

The following table sets forth information regarding past due and non-accrual loans:

(In thousands)

	At September 30, 2003	At March 31, 2003
Past due 30 days through 89 days and accruing	$1,028	$754
Past due 90 days or more and nonaccruing	157	240

Liabilities

Total liabilities increased $3.2 million, or 2.3%, from $138.0 million at March 31, 2003 to $141.2 million at September 30, 2003, primarily due to an increase in deposits. Deposits increased $2.8 million, or 2.2%, from $129.0 million at March 31, 2003 to $131.8 million at September 30, 2003. The funds were used to fund loan growth.

Comparison of Operating Results

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

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net Income

During the three months ended September 30, 2003, the Company reported net income of $173,000. This was $28,000, or 13.9%, less than reported for the same period last year. Net interest and dividend income increased $73,000, or 5.7%, for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Growth in earning assets partially offset by a decline in the net interest margin were primarily responsible for this result. Noninterest expense increased $114,000 or 11.2%.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2003 totaled $1,344,000 compared to $1,271,000 for the same period in 2002. This represented an increase of $73,000 or 5.7%. The change in net interest and dividend income was due to increased levels of average interest-earning assets and interest-bearing liabilities coupled with lower interest rates earned or paid on those balances due to the lower interest rate environment.

Interest and dividend income amounted to $2,033,000 for the three months ended September 30, 2003, $89,000 or 4.2%, less than the $2,122,000 reported in the same quarter last year. Average interest-earning assets were $147.9 million for the quarter ended September 30, 2003, an increase of $13.3 million, or 9.9%, compared to $134.6 million for the quarter ended September 30, 2002. The increase resulted primarily from increased average balances of $10.6 million in loans and $1.4 million in investment securities. Average federal funds sold and money market mutual funds totaled $8.4 million for the quarter ended September 30, 2003, a $1.2 million increase from the same period last year.

Interest expense for the quarter was $689,000, $162,000, or 19.0%, less than the $851,000 reported in the same quarter last year. Average interest-bearing liabilities grew $12.2 million during the quarter ended September 30, 2003 from $119.2 million to $131.4 million that resulted in an additional $173,000 in interest expense. As market rates continued to decline, the average rate paid on interest-bearing liabilities was 2.10% for the quarter ended September 30, 2003 compared to 2.85 % in the year earlier. The decrease of 75 basis points reduced interest expense $100,000.

For the quarter ended September 30, 2003, interest-earning assets had an average yield of 5.50%, down 81 basis points from 6.31% for the same period last year due to the lower interest rate environment. The change reduced net interest income $315,000 in the quarter.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2003 was $60,000 which was the same amount recorded for the quarter ended September 30, 2002. There were no charge-offs recorded during the quarter ended September 30, 2003.

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

Noninterest Income

During the quarter ended September 30, 2003, noninterest income was $97,000 compared to $98,000 in the same quarter a year ago.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2003 was $1,130,000, an increase of $114,000, or 11.2%, from $1,016,000 in the quarter ended September 30, 2002. Salaries and employee benefits increased $65,000, or 10.9%, reflecting normal salary increases, higher costs for employee benefits, and additions to staff to support a new branch office. Occupancy and equipment expense increased $29,000, or 21.3%, to $165,000 primarily from the costs of operating a new banking office opened in October 2002. Professional fees decreased $23,000 in the quarter as a result of a reduction in consulting fees.

Provision for Income Taxes

Reflecting the decrease in pretax net income, the income tax provision for the quarter ended September 30, 2003 was $78,000 compared to $92,000 for the quarter ended September 30, 2002.

Comparison of Operating Results for the Six Months Ended September 30, 2003 and 2002

Net Income

During the six months ended September 30, 2003 the Company reported net income of $316,000. This was $125,000, or 28.3% less than reported for the same period last year. Net interest and dividend income increased $241,000, or 9.9% during the period. Growth in earning assets partially offset by a decline in the net interest margin were primarily responsible for this result. Noninterest income increased $41,000 during the period. The increase in net interest income was offset by an increase in noninterest expense of $477,000, or 25.5%.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended September 30, 2003 totaled $2,679,000 compared to $2,438,000 for the same period in 2002. This represented an increase of $241,000, or 9.9%. Interest and dividends earned amounted to $4,101,000 for the six months ended September 30, 2003, a decrease of $83,000, or 2.0%, from $4,184,000 earned during the same period in 2002. Interest expense for the period was $1,422,000, $324,000, or 18.6%, less than the $1,746,000 reported in the same period last year. The change in net interest and dividend income was due to increases in the average assets and liabilities coupled with lower interest rates earned or paid on those balances, due to the lower rate environment.

Interest-earning assets averaged $147.3 million for the six months ended September 30, 2003, an increase of $14.0 million, or 10.5%, compared to $133.3 million for the six months ended September 30, 2002. The increase resulted primarily from increased averages of $10.9 million in loans and $2.1 million in investment securities. Total average interest-earning assets for the six months ended September 30, 2003 increased $14.0 million. The additional volume added approximately $486,000 to interest income. For the six months ended September 30, 2003 interest-earning assets had an average yield of 5.57%, a decrease of 0.71% from the same period a year ago. The change reduced net interest income $569,000 in the quarter.

Average interest-bearing liabilities grew $9.2 million during the six months ended September 30, 2003 from $121.8 million to $131.0 million. The average interest rate paid was 2.17% compared to 2.87% for the same period in 2002 as the net decrease in expense for the six months amounted to $324,000 of which $419,000 resulted from changes in rates and $95,000 from changes in volume.

The provision for loan losses for the six months ended September 30, 2003 was $120,000, the same amount reported in the same period last year. There were no charge-offs recorded during the six months ended September 30, 2003 or the six months ended September 30, 2002.

Noninterest Income

During the six months ended September 30, 2003 noninterest income was $242,000 compared to $201,000 in the same period a year ago. The increase in noninterest income was primarily due to $25,000, or 192.3%, increase in gains from sales on investment securities available-for-sale.

Noninterest Expense

Noninterest expense for the six months ended September 30, 2003 was $2,347,000, an increase of $477,000, or 25.5%, from $1,870,000 in the six months ended September 30, 2002. Salaries and employee benefits increased $231,000, or 21.3%, reflecting normal salary increases, higher costs for employee benefits and additions to staff to support the growth of the Company. Professional fees increased $23,000, or 22.5%, to $125,000 in the period reflecting an increase in legal and consulting expenses associated with the branch opening and employee plan review and analysis.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company’s main source of liquidity is the proceeds it retained from its stock offering. The Association’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of September 30, 2003 of $7.5 million with unused borrowing capacity of $8.9 million.

The Association’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended September 30, 2003 and fiscal 2002, the Association originated loans of approximately $4.3 million and $5.4 million, respectively. Purchases of investment securities totaled $24.4 million and $23.1 million for the six months ended September 30, 2003 and September 30, 2002, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $131.8 million at September 30, 2003, a $2.8 million, or 2.2%, increase from the $129.0 million balance at March 31, 2003. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

The Association was well-capitalized at September 30, 2003 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at September 30, 2003.

(dollars in thousands)

	Required	Association
Tier 1 Capital	4%	$21,635	13.14%
Total Risk based Capital	8%	$22,705	26.47%
Tier 1 Risk based Capital	8%	$21,635	25.22%

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

The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon his evaluation, the principal executive officer and principal financial officer concluded that, as the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In addition, based on the evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 25, 2003, the Company furnished a Form 8-K in which it announced its earnings for the quarter ended June 30, 2003. The press release announcing earnings was attached by exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated: November 3, 2003	By:	/s/ David J. O’Connor
David J. O’Connor
President, Chief Executive Officer,
chief financial officer and Director
(principal executive, financial and accounting officer)