Form 10QSB
period 2003-12-31
NEW ENGLAND BANCSHARES INC
filed 2004-02-17
CIK 1166760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of January 31, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

NEW ENGLAND BANCSHARES, INC.

FORM 10-QSB

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$7,847	$8,690
Interest-bearing demand deposits with other banks	288	294
Federal funds sold	1,600	4,100
Money market mutual funds	5,586	7,879

Total cash and cash equivalents	15,321	20,963
Interest-bearing time deposits	8,685	—
Investments in available-for-sale securities (at fair value)	44,647	38,068
Federal Home Loan Bank stock, at cost	1,008	820
Loans, net of allowance for loan losses of $1,348 as of December 31, 2003 and $1,008 as of March 31, 2003	119,445	93,581
Premises and equipment, net	2,704	2,584
Accrued interest receivable	775	489
Deferred income taxes	491	534
Cash surrender value of life insurance	3,690	3,565
Core deposit intangible	886	—
Goodwill	1,179	—
Other assets	401	580

Total assets	$199,232	$161,184

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Noninterest-bearing	$11,618	$5,915
Interest-bearing	150,892	123,038

Total deposits	162,510	128,953
Advanced payments by borrowers for taxes and insurance	909	351
Securities sold under agreements to repurchase	867	—
Federal Home Loan Bank advances	7,234	8,142
Other liabilities	687	588

Total liabilities	172,207	138,034

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 10,000,000 shares authorized; 2,257,651 shares issued	23	21
Paid-in capital	12,423	9,057
Retained earnings	15,773	15,168
Unearned ESOP shares, 59,037 shares	(605)	(666)
Unearned shares, stock-based incentive plan, 36,421 shares	(460)	(543)
Accumulated other comprehensive (loss) income	(129)	113

Total stockholders’ equity	27,025	23,150

Total liabilities and stockholders’ equity	$199,232	$161,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended and Nine Months Ended December 31, 2003

and December 31, 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$1,753	$1,706	$5,160	$4,848
Interest and dividends on securities:
Taxable	347	399	939	1,287
Tax-exempt	41	15	85	63
Dividends on Federal Home Loan Bank stock	7	8	20	23
Interest on federal funds sold, interest-bearing deposits and money market mutual funds	58	15	103	106

Total interest and dividend income	2,206	2,143	6,307	6,327

Interest expense:
Interest on deposits	600	752	1,864	2,363
Interest on advanced payments by borrowers for taxes and insurance	7	2	7	4
Interest on securities sold under agreements to repurchase	2	—	2	—
Interest on Federal Home Loan Bank advances	76	76	234	209

Total interest expense	685	830	2,107	2,576

Net interest and dividend income	1,521	1,313	4,200	3,751
Provision for loan losses	60	60	180	180

Net interest and dividend income after provision for loan losses	1,461	1,253	4,020	3,571

Noninterest income:
Service charges on deposit accounts	63	61	175	168
Gain on sales and calls of available-for-sale securities, net	50	33	88	46
Increase in cash surrender value of life insurance policies	34	40	113	119
Other income	23	2	36	4

Total noninterest income	170	136	412	337

Noninterest expense:
Salaries and employee benefits	673	600	1,991	1,687
Occupancy and equipment expense	173	165	509	418
Advertising and promotion	53	95	105	135
Professional fees	45	87	170	189
Data processing expense	48	49	140	132
Stationery and supplies	28	19	55	57
Other expense	182	153	579	420

Total noninterest expense	1,202	1,168	3,549	3,038

Income before income taxes	429	221	883	870
Income taxes	140	60	278	268

Net income	$289	$161	$605	$602

Basic and diluted earnings per share	$0.14	$0.08	$0.30	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$605	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	398	100
Gain on sales and calls of available-for-sale securities, net	(88)	(46)
Provision for loan losses	180	180
Change in deferred loan origination fees	17	49
Depreciation and amortization	226	177
Increase in accrued interest receivable	(163)	(52)
Deferred income tax benefit	(55)	—
Increase in cash surrender value life insurance policies	(113)	(119)
Decrease (increase) in prepaid expenses and other assets	224	(235)
Decrease in accrued expenses and other liabilities	(185)	(54)
Compensation cost for stock-based incentive plan	83	—

Net cash provided by operating activities	1,129	602

Cash flows from investing activities:
Purchases of available-for-sale securities	(30,335)	(35,496)
Proceeds from sales of available-for-sale securities	7,921	7,525
Proceeds from maturities of available-for-sale securities	22,173	22,990
Cash and cash equivalents acquired from Windsor Locks Community Bank, FSL, net of expenses paid of $257	3,569	—
Loan originations and principal collections, net	(9,662)	(12,222)
Loan to ESOP	—	(738)
Repayment of ESOP loan	61	72
Capital expenditures—premises and equipment	(31)	(1,166)
Investment in life insurance policies	(12)	—

Net cash used in investing activities	(6,316)	(19,035)

Cash flows from financing activities:
Net increase in demand, NOW and savings accounts	964	5,180
Net (decrease) increase in time deposits	(1,764)	1,676
Net increase in advanced payments by borrowers for taxes and insurance	558	270
Net increase in securities sold under agreements to repurchase	677	—
Proceeds from Federal Home Loan Bank long-term advances	—	3,500
Principal payments on Federal Home Loan Bank long-term advances	(908)	(1,180)
Proceeds from sale of common stock, net of costs	—	8,504
Recovery of expenditure relating to initial public offering	18	—

Net cash (used in) provided by financing activities	(455)	17,950

Net decrease in cash and cash equivalents	(5,642)	(483)
Cash and cash equivalents at beginning of period	20,963	12,472

Cash and cash equivalents at end of period	$15,321	$11,989

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

Continued

	Nine Months Ended December 31,
	2003	2002
Supplemental disclosures:
Interest paid	$2,106	$2,363
Income taxes paid	132	268
Transfer from premises and equipment to other assets	40	—
Acquisition of Windsor Locks Community Bank:
Assets acquired
Cash and cash equivalents	$3,826
Interest-bearing time deposits	8,685
Securities	7,231
Loans	16,399
Bank premises and equipment	355
Other assets	147
Core deposit intangible	886

	37,529

Liabilities assumed
Deposits	34,357
Securities sold under agreements to repurchase	190
Other liabilities	284
Deferred taxes	270

	35,101

Net assets acquired	2,428

Acquisition costs	3,607

Goodwill	$1,179

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

The Association, a federally chartered savings and loan association headquartered in Enfield, Connecticut, operates from its seven full-service branch offices in Enfield, Manchester, Windsor Locks, Broad Brook and Suffield, Connecticut. The Association provides banking products and services to individuals and small businesses, including residential and commercial mortgages, commercial loans, consumer loans, and a variety of deposit instruments.

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

NOTE 3—Earnings Per Share

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities for the quarter ended December 31, 2003.

NOTE 4—Recent Accounting Pronouncements

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

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS Statement No. 147. In addition, SFAS Statement No. 147 amends SFAS Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS Statement No. 144 requires for other long-lived assets that are held and used.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of March 31, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of March 31, 2003 and currently uses the intrinsic value method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

NOTE 5—Acquisition of Windsor Locks Community Bank

The Company completed the acquisition of Windsor Locks Community Bank, FSL on December 12, 2003. The acquisition was accounted for as a purchase and as such was included in our results of operations from the date of acquisition. The following table describes the acquisition.

Windsor Locks Community Bank, FSL

(Dollars in thousands)

Balance at Acquisition Date		Transaction Related Items
Assets	Equity	Goodwill	Other Identifiable Intangibles	Shares Issued to Enfield Mutual Holding Company
$36,545	$2,004	$886	$1,179	171

NOTE 6—Stock-Based Incentive Plan

The Company maintains a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 for the three months ended December 31, 2003 and $56,000 for the nine months ended December 31, 2003. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended December 31, 2003 and 2002.

	(Amount in thousands, except per share data)
	For the Quarter Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported	$289	$161	$605	$602
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$289	$161	$605	$602

Earnings per share:
Basic—as reported	$0.14	$0.08	$0.30	N/A
Basic—pro forma	0.14	0.08	0.30	N/A

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at December 31, 2003 and March 31, 2003

Assets

Total assets of the Company were $199.2 million at December 31, 2003, an increase of $38.0 million, or 23.6%, compared to $161.2 million at March 31, 2003, primarily due to the completion of the Windsor Locks Community Bank, FSL acquisition. Net loans outstanding rose $25.8 million to $119.4 million at December 31, 2003 compared to $93.6 million at March 31, 2003. The growth was primarily in residential loans. Investments in available-for-sale securities increased $6.5 million, or 17.1%, to $44.6 million at December 31, 2003 compared to $38.1 million at March 31, 2003. Interest-bearing time deposits were $8.7 million at December 31, 2003 compared to zero at March 31, 2003. These deposits are certificate of deposit accounts issued by other financial institutions and were acquired as a result of the completion of the merger. Total cash and cash equivalents decreased 27.1%, or $5.7 million, from $21.0 million at March 31, 2003 to $15.3 million at December 31, 2003 as management invested excess liquidity in securities and loans.

Allowance for Loan Losses

The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management’s assessment of credit quality or “risk rating” of loans. Loans are risk weighted when they are originated. Other factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2003 and March 31, 2003, respectively.

(Dollars in thousands)

	At December 31, 2003	At March 31, 2003
Allowance for loan losses	$1,348	$1,008
Gross loans Outstanding	120,793	94,589
Nonperforming loans	1,046	240
Allowance/ Loans outstanding	1.12%	1.07%
Allowance/ Nonperforming loans	128.87%	420.00%

Past due and Nonperforming Loans

The following table sets forth information regarding past due and non-accrual loans:

(In thousands)

	At December 31, 2003	At March 31, 2003
Past due 30 days through 89 days and accruing	$803	$754
Past due 90 days or more and nonaccruing	1,046	240

Liabilities and Stockholders’ Equity

Total liabilities increased $34.0 million, or 24.6%, from $138.0 million at March 31, 2003 to $172.0 million at December 31, 2003 due to the completion of the Windsor Locks Community Bank, FSL acquisition.

Stockholders’ Equity accounts increased $3.8 million, or 16.4%, from $23.2 million at March 31, 2003 to $27.0 million at December 31, 2003.

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

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

Net Income

During the three months ended December 31, 2003, the Company reported net income of $289,000. This was $128,000, or 79.5%, greater than reported for the same period last year. Net interest and dividend income increased $208,000, or 15.8%, for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. Growth in earning assets and an increase in the net interest margin were primarily responsible for this result. Noninterest expense increased $34,000 or 2.9%.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2003 totaled $1,521,000 compared to $1,313,000 for the same period in 2002. This represented an increase of $208,000 or 15.8%. The change in net interest and dividend income was due to increased levels of average interest-earning assets and interest-bearing liabilities coupled with lower interest rates earned or paid on those balances due to the lower interest rate environment.

Interest and dividend income amounted to $2,206,000 for the three months ended December 31, 2003, $63,000 or 2.9%, less than the $2,143,000 reported in the same quarter last year. Average interest-earning assets were $155.6 million for the quarter ended December 31, 2003, an increase of $16.1 million, or 11.5%, compared to $139.5 million for the quarter ended December 31, 2002. The increase resulted primarily from increased average balances of $16.3 million in loans.

Interest expense for the quarter was $685,000, $145,000, or 17.5%, less than the $830,000 reported in the same quarter last year. Average interest-bearing liabilities grew $13.9 million during the quarter ended December 31, 2003 from $123.9 million to $137.8 million that resulted in an additional $59,000 in interest expense. As market rates continued to decline, the average rate paid on interest-bearing liabilities was 1.99% for the quarter ended December 31, 2003 compared to 2.68 % in the year earlier. The decrease of 69 basis points reduced interest expense $206,000.

For the quarter ended December 31, 2003, interest-earning assets had an average yield of 5.66%, down 49 basis points from 6.15% for the same period last year due to the lower interest rate environment. The change reduced net interest income $84,000 in the quarter.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2003 was $60,000 which was the same amount recorded for the quarter ended December 31, 2002. There were no charge-offs recorded during the quarter ended December 31, 2003.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for loan losses based on management’s evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically review the Company to provide additions to the allowance based upon judgments different from management.

Noninterest Income

During the quarter ended December 31, 2003, noninterest income was $170,000 compared to $136,000 in the same quarter a year ago. The increase in noninterest income was primarily due to a $17,000 increase on gains taken on the sales of available-for-sale securities.

Noninterest Expense

Noninterest expense for the quarter ended December 31, 2003 was $1,202,000, an increase of $34,000, or 2.9%, from $1,168,000 in the quarter ended December 31, 2002. Salaries and employee benefits increased $73,000, or 12.2%, reflecting normal salary increases and higher costs for employee benefits. Professional fees decreased $42,000 in the quarter as a result of a reduction in consulting fees.

Provision for Income Taxes

The income tax provision for the quarter ended December 31, 2003 was $140,000 compared to $60,000 for the quarter ended December 31, 2002 reflecting the increase in pretax net income.

Comparison of Operating Results for the Nine Months Ended December 31, 2003 and 2002

Net Income

During the nine months ended December 31, 2003 the Company reported net income of $605,000. This was $3,000, or .5% greater than reported for the same period last year. Net interest and dividend income increased $449,000, or 12.0% during the period. Growth in earning assets and an increase in the net interest margin were primarily responsible for this result. Noninterest income increased $75,000 during the period. The increase in net interest income was offset by an increase in noninterest expense of $511,000, or 16.8%.

Net Interest and Dividend Income

Total interest and dividend income for the nine months ended December 31, 2003 totaled $6,307,000 compared to $6,327,000 for the same period in 2002. This represented a decrease of $20,000, or .3%. Interest and dividends on securities amounted to $1,044,000 for the nine months ended December 31, 2003, a decrease of $329,000, or 24.0%, from $1,373,000 earned during the same period in 2002. The decrease was attributable to a lower yield on the portfolio. Interest expense for the period was $2,107,000, $469,000, or 18.2%, less than the $2,576,000 reported in the same period last year. The change in net interest and dividend income was due to increases in the average assets and liabilities coupled with lower interest rates earned or paid on those balances, due to the lower rate environment.

Interest-earning assets averaged $150.0 million for the nine months ended December 31, 2003, an increase of $14.6 million, or 10.8%, compared to $135.4 million for the nine months ended December 31, 2002. The increase resulted primarily from increased averages of $12.7 million in loans. The additional volume added approximately $729,000 to interest income. For the nine months ended December 31, 2003 interest-earning assets had an average yield of 5.60%, a decrease of 0.63% from the same period a year ago. The change reduced net interest income $739,000 for the nine months ended December 31, 2003 versus the same period ended December 31, 2002.

Average interest-bearing liabilities grew $10.7 million during the nine months ended December 31, 2003 from $122.5 million to $133.2 million. The average interest rate paid was 2.11% compared to 2.80% for the same period in 2002 and the net decrease in interest expense for the nine months amounted to $469,000 of which $586,000 resulted from changes in rates, offset by an increase in interest of $154,000 from changes in volume.

Provision for Loan Losses

The provision for loan losses for the nine months ended December 31, 2003 was $180,000, the same amount reported in the same period last year. There were no charge-offs recorded during the nine months ended December 31, 2003 or the nine months ended December 31, 2002.

Noninterest Income

During the nine months ended December 31, 2003 noninterest income was $412,000 compared to $337,000 in the same period a year ago. The increase in noninterest income was primarily due to a $42,000, or 91.3%, increase in gains from sales and calls of securities available-for-sale.

Noninterest Expense

Noninterest expense for the nine months ended December 31, 2003 was $3,549,000, an increase of $511,000, or 16.8%, from $3,038,000 in the nine months ended December 31, 2002. Salaries and employee benefits increased $304,000, or 18.0%, reflecting normal salary increases, higher costs for employee benefits and additions to staff to support the growth of the Company. Occupancy and equipment expense increased $91,000, or 21.8%, to $509,000 in the period reflecting the costs associated with adding branches.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company’s main source of liquidity is the proceeds it retained from its stock offering. The Association’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of December 31, 2003 of $7.2 million with unused borrowing capacity of $10.1 million.

The Association’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2003 and 2002, the Association originated net loans of approximately $9.7 million and $12.2 million, respectively. Purchases of investment securities totaled $30.3 million and $35.5 million for the nine months ended December 31, 2003 and December 31, 2002, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $162.5 million at December 31, 2003, a $33.5 million, or 26.0%, increase from the $129.0 million balance at March 31, 2003. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

The Association was well-capitalized at December 31, 2003 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at December 31, 2003.

(dollars in thousands)

	Required	Association
Tier 1 Capital	4%	$23,254	11.78%
Total Risk based Capital	8%	$24,502	24.45%
Tier 1 Risk based Capital	8%	$23,254	23.20%

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

The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon his evaluation, the principal executive officer and principal financial officer concluded that, as the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In addition, based on the evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders of the Company was held on November 13, 2003. The results of the vote were as follows:

1.	The issuance of 196,366 shares of common stock, $0.01 par value, of New England Bancshares, Inc., subject to adjustment, to Enfield Mutual Holding Company pursuant to the Agreement and Plan of Merger, dated as of January 22, 2003, by and among Enfield Mutual Holding Company, New England Bancshares, Inc., Enfield Federal Savings and Loan Association and Windsor Locks Community Bank, FSL, pursuant to which Windsor Locks Community Bank, FSL will merge with and into Enfield Federal Savings and Loan Association was approved by the following vote:

FOR	AGAINST	ABSTAIN
1,748,737	6,141	25

2.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
Edward C. Allen	1,998,132	4,507
Myron J. Marek	1,996,832	5,807
Lucien P. Bolduc	1,994,132	8,507

3.	The appointment of Shatswel1, MacLeod & Company, P.C. as independent auditors for the fiscal year ended March 31, 2004 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
1,990,390	5,932	6,317

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Charter of New England Bancshares, Inc.*

3.2	Bylaws of New England Bancshares, Inc.

4.0	Specimen stock certificate of New England Bancshares, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer

*	Incorporated by reference into this document from New England Bancshares, Inc.’s registration statement on Form SB-2, filed under the Securities Act of 1933, Registration No. 333-63271

(b) Reports on Form 8-K

On October 27, 2003, the Company furnished a Form 8-K in which it announced its earnings for the quarter ended September 30, 2003. The press release announcing earnings was attached by exhibit.

On November 17, 2003, the Company filed a Form 8-K in which it announced the results of its annual meeting of stockholders held on November 13, 2003. The press release announcing the results from the annual meeting was attached by exhibit.

On December 22, 2003, the Company filed an 8-K in which it announced the consummation of the acquisition of Windsor Locks Community Bank, FSL. Pursuant to the terms of the Agreement and Plan of Merger, no consideration was paid to Windsor Locks Community Bank’s members, however the Company issued 171,355 additional shares to Enfield Mutual Holding Company. A copy of the Agreement and Plan of Merger and the press release announcing the acquisition were attached as exhibits. The Form 8-K announced that certain historical information for Windsor Locks Community Bank and certain pro forma information regarding the combined institution would be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated: February 17, 2004	By:	/s/ David J. O’Connor
David J. O’Connor President, Chief Executive Officer, chief financial officer and Director (principal executive, financial and accounting officer)