Form 10KSB
period 2004-03-31
NEW ENGLAND BANCSHARES INC
filed 2004-06-29
CIK 1166760

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|.

      The issuer's revenues for its most recent fiscal year were approximately $9,364,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,775,681, based upon the closing price of $18.75 as quoted on the OTC Bulletin Board for June 4, 2004. Solely for purposes of this calculation, the shares held by Enfield Mutual Holding Company and the directors and officers of the issuer are deemed to be held by affiliates.

      As of June 4, 2004, the issuer had 2,257,651 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                                                            Page
PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property..............................................24

Item 3.  Legal Proceedings ...................................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities.................25

Item 6.  Management's Discussion and Analysis or Plan of Operation............25

Item 7.  Consolidated Financial Statements....................................36

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ................................................64

Item 8A. Controls and Procedures .............................................64

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................64

Item 10. Executive Compensation...............................................65

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................65

Item 12. Certain Relationships and Related Transactions.......................66

Item 13. Exhibits and Reports on Form 8-K.....................................66

Item 14. Principal Accountant Fees and Services...............................67

SIGNATURES

This Annual Report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements may be identified by the use of such words as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake -- and we specifically disclaim any obligation -- to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General

      New England Bancshares, Inc., headquartered in Enfield, Connecticut, is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association concurrent with its mutual holding company reorganization (New England Bancshares and Enfield Federal are sometimes collectively referred to as the "Company," unless the context requires individual identification). As part of the reorganization, New England Bancshares issued 1,127,431 shares of common stock to Enfield Mutual Holding Company and sold 922,444 shares of common stock to the public, for gross proceeds of $9.2 million. Approximately $6.8 million of those proceeds were contributed to Enfield Federal. So long as Enfield Mutual Holding Company exists, it will own at least 50.1% of the voting stock of New England Bancshares.

      New England Bancshares' sole business activity is the ownership of all of Enfield Federal's capital stock. The Company has no significant liabilities. New England Bancshares does not transact any material business other than through its subsidiary, Enfield Federal. Accordingly, information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Enfield Federal. New England Bancshares is subject to the regulation of the Office of Thrift Supervision.

      Enfield Federal operates as a community-oriented financial institution. Enfield Federal is regulated by the Office of Thrift Supervision. Enfield Federal's deposits have been federally insured by the Federal Deposit Insurance Corporation since 1938 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Enfield Federal has been a member of the Federal Home Loan Bank System since 1933.

      On December 12, 2003, Enfield Federal acquired Windsor Locks Community Bank, FSL (the "Acquisition"). Neither Enfield Federal nor the Company was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank's members, in the merger. However, the Company was required to issue additional shares of common stock to Enfield Mutual Holding Company in an amount equal to the value of Windsor Locks Community Bank as determined by an independent appraisal, which amounted to 171,355 shares.

      The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. During the appraisal process, a core deposit premium of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and will be analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks are included in the Company's consolidated financial statements beginning on the acquisition date.

Company's Website and Availability of Securities and Exchange Commission Filings

      The Company's internet website is www.enfieldfederal.com. The Company makes available free of charge on or through its website its annual reports on Forms 10-KSB, quarterly reports on Forms 10-QSB, current reports on Forms 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Except as specifically incorporated by reference into this annual report, information on our website is not a part of this annual report.

Market Area

      The Company conducts its operations through its main office and two other branch offices in Enfield and its branch offices in Broad Brook, Manchester, Suffield and Windsor Locks, Connecticut. The Company's deposits are gathered from, and its lending activities are concentrated primarily in, the towns and the communities contiguous to its branch offices.

      Enfield is a largely suburban town located along the Massachusetts border in the north-central part of the state in Hartford County, Connecticut. Enfield is approximately 10 miles from and is midway between the cities of Hartford, Connecticut and Springfield, Massachusetts, and is two hours from both Boston and New York City. Enfield is near Interstate 91, the major north-south highway that runs directly through the heart of New England. The region serves as the governmental and financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., Travelers Property Casualty Corp., United Technologies Corp., Stanley Works, the Connecticut State Government, Lego Toys, Hallmark Cards, as well as many regional banks.

Competition

      The Company faces intense competition both in making loans and attracting deposits. As of June 30, 2003, according to information presented on the Federal Deposit Insurance Corporation's website, the Company (including Windsor Locks Community Bank, FSL) held approximately 0.8% of the deposits in Hartford County, which was the 12th largest share of deposits out of 30 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than does the Company and may offer products and services that the Company does not provide.

      The Company's competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. The Company's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and mutual funds. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

      Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                            At March 31,
                                 ---------------------------------------------------------------------------------------------------
                                        2004                2003                2002                2001                2000
                                 ------------------   -----------------   ------------------  -----------------   ------------------
                                           Percent             Percent              Percent             Percent              Percent
                                  Amount   Of Total   Amount   Of Total   Amount    Of Total  Amount   Of Total   Amount    Of Total
                                 --------  --------   -------  --------   -------   --------  -------  --------   -------   --------
                                                                        (Amounts in thousands)
Mortgage loans:
  Residential loans:
     One- to four-family ....    $ 82,748     67.24%  $63,726     67.17%  $56,625     69.50%  $52,228     77.67%  $54,053     82.97%
     Multi-family ...........       6,789      5.52     5,256      5.54     5,348      6.56     5,347      7.95     5,044      7.74
  Commercial real estate ....      15,726     12.78    13,378     14.10    10,222     12.55     5,947      8.84     4,659      7.15
  Construction loans ........      10,324      8.39     4,625      4.87     2,436      2.99        --        --        --        --
                                 --------   -------   -------   -------   -------   -------   -------   -------   -------   -------
         Total mortgage loans.    115,587     93.93    86,985     91.68    74,631     91.60    63,522     94.46    63,756     97.86
Consumer loans ...............      1,467      1.19     1,629      1.72     2,066      2.54     1,565      2.33     1,276      1.96
Commercial loans .............      6,004      4.88     6,262      6.60     4,777      5.86     2,160      3.21       116      0.18
                                 --------   -------   -------   -------   -------   -------   -------   -------   -------   -------
         Total loans .........    123,058    100.00%   94,876    100.00%   81,474    100.00%   67,247    100.00%   65,148    100.00%
                                            =======             =======             =======             =======             =======

Deferred loan origination
   fees, net..................       (353)               (287)               (233)               (272)               (251)
Allowance for loan losses ....     (1,301)             (1,008)               (773)               (603)               (472)
                                 --------             -------             -------             -------             -------
   Total loans, net ..........   $121,404             $93,581             $80,468             $66,372             $64,425
                                 ========             =======             =======             =======             =======

      Loan Maturity. The following table shows the remaining contractual maturity of the Company's total loans at March 31, 2004. The table does not include the effect of future principal prepayments.

                                                                             At March 31, 2004
                                       ------------------------------------------------------------------------------------
                                       One- to
                                         Four-       Multi-   Commercial                                            Total
                                        Family       Family   Real Estate  Construction  Consumer    Commercial     Loans
                                       ------------------------------------------------------------------------------------
                                                                           (In Thousands)
Amounts due in:
  One year or less ...............      $ 1,342      $  195      $ 1,195      $ 8,118      $   82      $2,163      $ 13,095
  More than one year to five years        4,007         206           97        2,031       1,201       1,200         8,742
  More than five years ...........       77,399       6,388       14,434          175         184       2,641       101,221
                                        -------      ------      -------      -------      ------      ------      --------
    Total amount due .............      $82,748      $6,789      $15,726      $10,324      $1,467      $6,004      $123,058
                                        =======      ======      =======      =======      ======      ======      ========

      The following table sets forth, at March 31, 2004, the dollar amount of loans contractually due after March 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

                                              Due After March 31, 2005
                                        ----------------------------------
                                         Fixed     Adjustable      Total
                                        -------    ----------     --------
                                                  (In Thousands)
    Mortgage loans:
        Residential loans:
           One- to four-family ...      $68,484      $12,922      $ 81,406
           Multi-family ..........        2,417        4,177         6,594
        Commercial real estate ...        3,081       11,450        14,531
        Construction loans .......          227        1,979         2,206
                                        -------      -------      --------
              Total mortgage loans       74,209       30,528       104,737
     Consumer loans ..............        1,385           --         1,385
     Commercial loans ............        2,181        1,660         3,841
                                        -------      -------      --------
                    Total loans ..      $77,775      $32,188      $109,963
                                        =======      =======      ========

      Loan Originations and Sales. The Company's mortgage lending activities are conducted by its salaried loan representatives operating at its main office in Enfield. The Company underwrites all loans that it originates under its loan policies and procedures which model those of Fannie Mae and Freddie Mac. The Company originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company is primarily a portfolio lender, originating substantially all of its loans for investment.

      The following table sets forth the Company's loan originations, principal repayments and other loan activities for the periods indicated:

                                              For the Fiscal Year Ended March 31,
                                              -----------------------------------
                                                 2004         2003         2002
                                              ----------    --------    ---------
                                                        (In Thousands)
Beginning balance, loans, net ..............   $  93,581    $ 80,468    $ 66,372
  Originations:
    Mortgage loans:
      Residential loans:
        One- to four-family ................      26,181      20,943      19,382
        Multi-family .......................       2,163       2,216         320
      Commercial real estate ...............       3,765       4,739       4,739
      Construction loans ...................      12,913       5,289       2,700
                                               ---------    --------    --------
          Total mortgage loans .............      45,022      33,187      27,141
    Consumer loans .........................         556         674         932
    Commercial loans .......................         741       1,539       4,487
                                               ---------    --------    --------
          Total loan originations ..........      46,319      35,400      32,560
Obtained through merger ....................      16,399          --          --
Deduct:
    Principal loan repayments and other, net     (34,788)   (22,282))    (18,434)
    Loan charge-offs, net of recoveries ....        (107)         (5)        (30)
                                               ---------    --------    --------
Ending balance, loans, net .................   $ 121,404    $ 93,581    $ 80,468
                                               =========    ========    ========

      One- to Four-Family Loans. The Company's primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. At March 31, 2004, 83.88% of its one- to four-family loans were fixed-rate and 16.12% were adjustable-rate.

      The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $333,700.

      The Company also currently offers adjustable-rate mortgage loans, with an interest rate based on the one- year Constant Maturity Treasury Bill index, which adjust annually from the outset of the loan or which adjust annually after a three-, five- or ten-year initial fixed period and with terms of up to 30 years, with the majority of adjustable rate loans adjusting after a five-year period. Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan.

      Adjustable-rate mortgage loans help reduce the Company's exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased costs to be paid by borrowers due to changed rates. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans increases as a result of repricing and the increased payments required to be paid by borrowers. In addition, although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in its cost of funds during periods of rising interest rates. The Company believes these risks, which have not had a material adverse effect on it to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

      The Company offers its full-time employees who satisfy certain criteria and its general underwriting standards fixed- and adjustable-rate mortgage loans with reduced interest rates which are currently 50 basis points below the rates offered to Enfield Federal's other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of March 31, 2004, the Company had $2.0 million of employee mortgage rate loans, or 1.62% of total loans.

      Home Equity Loans and Lines of Credit. The Company offers home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2004, home equity loans and equity lines of credit totaled $8.4 million, or 6.83% of Enfield Federal's total loans. Additionally, at March 31, 2004, the unadvanced amounts of home equity lines of credit totaled $1.4 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower, and a minimum interest rate of 6%.

      Multi-Family and Commercial Real Estate Loans. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Company's primary market area. The Company's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the five-year Constant Maturity Treasury Note Rate Index plus a margin of 350 to 400 basis points.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

      Construction Loans. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2004, residential construction loans amounted to $5.4 million, or 4.44% of total loans. At March 31, 2004, the unadvanced portion of these construction loans totaled $2.2 million.

The Company's residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

      The Company makes construction loans for commercial development projects. The projects include multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, then convert to permanent financing. Disbursement of funds are at the sole discretion of Enfield Federal and are based on the progress of construction. At March 31, 2004, commercial construction loans totaled $4.9 million, or 3.98% of total loans. At March 31, 2004, the unadvanced portion of these construction loans totaled $1.1 million.

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

      Commercial Loans. At March 31, 2004, the Company had $6.0 million in commercial loans which amounted to 4.88% of total loans. In addition, at such date, the Company had $1.6 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed rate business loans are generally indexed to the two-, five- or ten-year Constant Maturity Treasury Rate Index, as corresponds to the term of the loan, plus a margin of up to 450 basis points. The Company generally does not make unsecured commercial loans.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Company seeks to minimize these risks through its underwriting standards.

      Consumer Loans. The Company offers fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Used Car Guide. At March 31, 2004, automobile loans totaled $876,000, or 0.71% of the Company's total loans and 59.88% of consumer loans. For the fiscal year ended March 31, 2004, the Company originated $364,000 of automobile loans.

      Other consumer loans at March 31, 2004 amounted to $591,000, or 0.48% of the Company's total loans and 40.12% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit at the Company.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

      Loan Approval Procedures and Authority. The Company's lending policies and loan approval limits are recommended by senior management of Enfield Federal and reviewed and approved by the Executive Committee of the board of directors of Enfield Federal. Certain individuals are assigned lending authorities based on his or her experience and capability.

Asset Quality

      One of the Company's key operating objectives has been and continues to be the achievement of a high level of asset quality. This is accomplished by setting sound credit standards for new loan originations and following careful loan administration procedures. These practices and relatively favorable economic and real estate market conditions have resulted in a low level of nonperforming assets in recent years. These factors have helped strengthen the Company's financial condition.

      Delinquent Loans and Foreclosed Assets. The Company's policies require that management monitor the status of the loan portfolio and report to the Executive Committee of the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and the Company's actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property.

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

      Federal regulations and the Company's Asset Classification Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the Office of Thrift Supervision's internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss." An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

      When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the losses inherent in the loan portfolio that are both probable and reasonably estimable, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is at a level required by generally accepted accounting principles, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

      On a quarterly basis, the Company's Executive Committee classifies the Company's assets and the board of directors reviews the results of the reports. The Company classifies assets in accordance with the management guidelines described above.

      The following table sets forth the Company's classified assets at March 31, 2004.

                                 Loss                  Doubtful               Substandard           Special Mention
                         ---------------------   ---------------------   ---------------------   ---------------------
                          Number                  Number                  Number                  Number
                            of       Principal      of       Principal      of       Principal      of       Principal
                           Loans      Balance      Loans      Balance      Loans      Balance      Loans      Balance
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
(Dollars in Thousands)
Residential loans:
  One- to four-family           --          --           2   $     161           3   $     330           6   $     358
  Multi-family .......          --          --          --          --          --          --          --          --
Commercial real estate          --          --           1          31           3         740          --          --
Construction loans ...          --          --          --          --          --          --          --          --
Consumer loans .......          --          --          --          --          --          --          --          --
Commercial loans .....          --          --          --          --          --          --          --          --
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total ............          --          --           3   $     192           6   $   1,070           6   $     358
                         =========   =========   =========   =========   =========   =========   =========   =========

      The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.

                                              At March 31, 2004                                 At March 31, 2003
                                ----------------------------------------------    ----------------------------------------------
                                      30-89 Days            90 Days or More            30-89 Days              90 Days or More
                                ---------------------    ---------------------    ---------------------    ---------------------
                                 Number     Principal                Pricipal                 Principal                Principal
                                   of        Balance      Number      Balance      Number      Balance      Number      Balance
                                  Loans     of Loans     of Loans    of Loans     of Loans    of Loans     of Loans    of Loans
                                ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                                                    (Dollars in Thousands)
Mortgage loans:
  Residential loans:
     One- to four-family ....          31   $   1,949            4   $     253           33   $   2,231            2   $     122
     Multi-family ...........          --          --            2         266           --          --           --          --
  Commercial real estate ....          --          --            2         155            2         159           --          --
  Construction loans ........          --          --           --          --           --          --           --          --
                                ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
      Total mortgage loans ..          31       1,949            8         674           35       2,390            2         122
Consumer loans ..............           7          49            2          10            6          41            2          14
Commercial loans ............          --          --            1         528           --          --           --          --
                                ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
      Total .................          38   $   1,998           11   $   1,212           41   $   2,431            4   $     136
                                =========   =========    =========   =========    =========   =========    =========   =========
Delinquent loans to loans (1)                    1.63%                    0.99%                    2.55%                    0.14%


                                              At March 31, 2002
                                ----------------------------------------------
                                     30-89 Days             90 Days or More
                                ---------------------    ---------------------
                                            Principal                Principal
                                 Number      Balance      Number      Balance
                                of Loans    of Loans     of Loans    of Loans
                                ---------   ---------    ---------   ---------
                                            (Dollars in Thousands)
Mortgage loans:
  Residential loans:
     One- to four-family ....          38   $   2,428            1   $      85
     Multi-family ...........          --          --           --          --
  Commercial real estate ....          --          --           --          --
  Construction loans ........          --          --           --          --
                                ---------   ---------    ---------   ---------
      Total mortgage loans ..          38       2,428            1          85
Consumer loans ..............           2          12           --          --
Commercial loans ............           3         197           --          --
                                ---------   ---------    ---------   ---------
      Total .................          43   $   2,637            1   $      85
                                =========   =========    =========   =========
Delinquent loans to loans (1)                    3.25%                    0.10%

-----------
(1)   Loans are presented before the allowance for loan losses.

      Nonperforming Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans, other real estate owned and impaired loans.

                                                                            At March 31,
                                                      --------------------------------------------------------
                                                        2004        2003        2002        2001        2000
                                                      --------    --------    --------    --------    --------
                                                                       (Dollars in Thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans:
           One- to four-family ....................   $    182    $     81    $    201    $    669    $    322
           Multi-family ...........................         72          --          --          --          39
      Commercial real estate ......................        155         159          --          --          --
                                                      --------    --------    --------    --------    --------
         Total mortgage loans .....................        409         240         201         669         361
                                                      --------    --------    --------    --------    --------
   Consumer loans .................................         --          --          --          --         154
   Commercial loans ...............................        528          --          --          --          --
                                                      --------    --------    --------    --------    --------
            Total nonaccrual loans ................        937         240         201         669         515
                                                      --------    --------    --------    --------    --------
Other real estate owned ...........................         --          --          --         270          88
                                                      --------    --------    --------    --------    --------
            Total nonperforming assets ............   $    937    $    240    $    201    $    939    $    603
                                                      ========    ========    ========    ========    ========
Impaired loans ....................................   $    755    $    159    $     --    $    100     $    --
Accruing loans 90 days or more past due ...........        411           5          --          --          --
Allowance for loan losses as a percent of loans (1)       1.06%       1.07%       0.95%       0.90%       0.73%
Allowance for loan losses as a percent
   of nonperforming loans (2) .....................     138.74%     420.00%     384.58%      90.13%      91.65%
Nonperforming loans as a percent of loans (1)(2) ..       0.76%       0.25%       0.25%       1.00%       0.79%
Nonperforming assets as a percent of total assets .       0.46%       0.15%       0.15%       0.76%       0.50%

--------------------------------------------------------------------------------
(1)   Loans are presented before allowance for loan losses.

(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by Enfield Federal as presenting uncertainty with respect to the collectibility of interest or principal.

      Interest income that would have been recognized for the year ending March 31, 2004 had non-accrual loans been performing in accordance with their original terms amounted to $42,000, none of which was recognized in interest income.

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

      When the Company designates nonaccrual loans, the Company reverses all outstanding interest that it had previously credited. If the Company receives a payment on a nonaccrual loan, the Company may recognize a portion of that payment as interest income, if it determines that the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on nonaccrual status. Generally, the Company may return a nonaccrual loan to accrual status if none of the borrower's obligations have been charged off, the borrower has resumed paying the full amount of scheduled contractual interest and principal payments and (1) principal and interest payments are less than 90 days past due;
(2) there is a sustained period of payment (generally six months) by the borrower; and (3) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time.

      All nonaccrual multi-family and commercial real estate and commercial loans are classified as impaired loans. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the undiscounted cash flows produced by the underlying collateral. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment.

      Foreclosed real estate consists of property the Company has acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs. At March 31, 2004 and 2003, the Company had no foreclosed real estate.

      Allowance for Loan Losses. The following table presents the activity in the Company's allowance for loan losses and other ratios at or for the dates indicated.


                                                                   At or For the Fiscal Year
                                                                        Ended March 31,
                                                      ---------------------------------------------------
                                                       2004       2003       2002       2001       2000
                                                      -------    -------    -------    -------    -------
                                                                     (Dollars in Thousands)
Balance at beginning of period ....................   $ 1,008    $   773    $   603    $   472    $   353
Provision for loan losses .........................       240        240        200        194        129
Charge-offs:
   Mortgage loans:
      Residential loans:
         One- to four-family ......................        --         --         --         76         10
         Multi-family .............................        42         --         --         --         --
   Commercial real estate .........................        --         --         --         --         --
   Consumer loans .................................        --         12         30          1         --
   Commercial loans ...............................        65         --         --         --         --
                                                      -------    -------    -------    -------    -------
      Total charge-offs ...........................       107         12         30         77         10
Recoveries ........................................        --          7         --         14         --
                                                      -------    -------    -------    -------    -------
Net charge-offs ...................................       107          5         30         63         10
                                                      -------    -------    -------    -------    -------
Obtained through merger ...........................       160         --         --         --         --
                                                      -------    -------    -------    -------    -------
Balance at end of period ..........................   $ 1,301    $ 1,008    $   773    $   603    $   472
                                                      =======    =======    =======    =======    =======
Ratio of net charge-offs during the period to
   average loans outstanding during the period ....      0.10%      0.01%      0.04%      0.10%      0.02%
Allowance for loan losses as a percent of loans (1)      1.06%      1.07%      0.95%      0.90%      0.73%
Allowance for loan losses as a percent of
   nonperforming loans (2) ........................    138.74%    420.00%    384.58%     90.13%     91.65%

--------------------------------------------------------------------------------
(1)   Loans are presented before allowance for loan losses.

(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

      Allocation of Allowance for Loan Losses. The following tables set forth the Company's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of loans in each category to total loans.

                                                                        At March 31,
                                          ---------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                          ---------------------      ---------------------      ---------------------
                                                     Percent of                 Percent of                 Percent of
                                                      Loans in                   Loans in                   Loans in
                                                        Each                       Each                       Each
                                                      Category                   Category                   Category
                                                      to Total                   to Total                   to Total
                                           Amount       Loans         Amount       Loans         Amount       Loans
                                          --------   -----------     --------   ----------      --------   ----------
                                                                     (Dollars in Thousands)
Mortgage loans:
  Residential loans:
    One- to four-family .............     $    389        67.24%     $    381        67.17%     $    292        69.50%
    Multi-family ....................          134         5.52           116         5.54            89         6.56
  Commercial real estate ............          368        12.78           329        14.10           252        12.55
  Construction loans ................          180         8.39            50         4.87            39         2.99
Consumer loans ......................           15         1.19            23         1.72            18         2.54
Commercial loans ....................          215         4.88           109         6.60            83         5.86
                                          --------     --------      --------     --------      --------     --------
      Total allowance for loan losses     $  1,301       100.00%     $  1,008       100.00%     $    773       100.00%
                                          ========     ========      ========     ========      ========     ========


                                                   2001                       2000
                                          ----------------------     ----------------------
                                                      Percent of                 Percent of
                                                       Loans in                   Loans in
                                                         Each                       Each
                                                       Category                   Category
                                                       to Total                   to Total
                                           Amount        Loans        Amount        Loans
                                          --------     ---------     --------    ----------
                                                       (Dollars in Thousands)
Mortgage loans:
  Residential loans:
    One- to four-family .............     $    347        77.67%     $    346        82.97%
    Multi-family ....................           76         7.95            51         7.74
  Commercial real estate ............          111         8.84            56         7.15
  Construction loans ................           --           --            --           --
Consumer loans ......................           27         2.33            10         1.96
Commercial loans ....................           42         3.21             9         0.18
                                          --------     --------      --------     --------
      Total allowance for loan losses     $    603       100.00%     $    472       100.00%
                                          ========     ========      ========     ========

      The Company's evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. The Company considers the following factors as part of this evaluation:

      (1)   The Company's historical loan loss experience;

      (2)   estimated losses in the loan portfolio;

      (3) increases in categories with higher loss potential, such as commercial real estate loans, commercial loans, consumer loans and jumbo loans;

      (4)   credit scores and credit history;

      (5)   the estimated value of the underlying collateral; and

      (6)   current economic and market trends.

      There may be other factors that may warrant the Company's consideration in maintaining the allowance at a level required by generally accepted accounting principles. Although the Company believes that it has established and maintained the allowance for loan losses at such a level, future additions may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company's results of operations.

      For the years ended March 31, 2004 and 2003, the Company increased its allowance for loan losses through $240,000 provisions for loan losses based on its evaluation of the items discussed above. Management believes that to the best of its knowledge, the allowance for loan losses covers all known losses and inherent losses in the current loan portfolio at March 31, 2004 and 2003. To determine the adequacy of the allowance, the Company looks at historical trends in the growth and composition of its loan portfolio and the amount of non-performing loans and net charge-offs among other factors. The most significant risk trends over the last two years are the growth of the Company's commercial and multi-family real estate and construction loan portfolios. The Company believes that, despite using prudent underwriting standards, multi-family and commercial real estate, commercial and consumer loans contain higher loss potential than one-to four-family residential mortgages.

Investment Activities

      The board of directors reviews and approves the Company's investment policy on an annual basis. The Company's board of directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The board of directors reviews the Company's investment portfolio on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals. The board has directed the President and Chief Executive Officer to implement the investment policy based on the board's established guidelines as reflected in the written investment policy, and other established guidelines, including those set periodically by the Asset Liability Management Committee. The President and Chief Executive Officer presents the board of directors with potential investment strategies and investment portfolio performance reports, at least on a monthly basis.

      The Company's investment portfolio is primarily viewed as a source of liquidity. The Company's policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assist in managing interest rate risk. The Company's investment portfolio management policy is designed to:

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

Investment Portfolio

      Federally-chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. The Company's investments primarily fall into four major categories:

      (1)   U.S. agency obligations;

      (2)   collateralized mortgage obligations and mortgage-backed securities;

      (3)   municipal obligations; and

      (4)   equity investments.

      With respect to municipal obligations, the Company's investment policy provides that all rated municipal issues must be rated investment grade or higher to qualify for its portfolio. If any such municipal issues in the Company's investment portfolio are subsequently downgraded below the minimum requirements, it is the Company's general policy to liquidate the investment.

      Generally accepted accounting principles require that securities be categorized as either "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. All of the Company's securities are currently classified as "available-for-sale."

      The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.


                                                                                    At March 31,
                                               ------------------------------------------------------------------------------------
                                                         2004                          2003                          2002
                                               ------------------------      ------------------------      ------------------------
                                               Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                 Cost           Value          Cost           Value          Cost           Value
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                                                  In Thousands)
Investment and marketable equity
  securities available-for-sale:
    U.S. government and federal agency .....   $  12,742      $  12,826      $   7,175      $   7,226      $   2,473      $   2,451
    Municipal securities ...................       3,831          3,864            818            824          1,833          1,701
    Corporate securities ...................         754            794            853            863            885            848
    Mortgage-backed securities .............      18,246         18,372         21,683         21,810         23,997         24,034
    Marketable equity securities ...........      12,020         11,971         15,233         15,224          8,589          8,568
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total ................................      47,593         47,827         45,762         45,947         37,777         37,602
    Money market mutual funds included in
     cash and cash equivalents .............      (5,518)        (5,518)        (7,879)        (7,879)        (1,437)        (1,437)
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total ................................   $  42,075      $  42,309      $  37,883      $  38,068      $  36,340      $  36,165
                                               =========      =========      =========      =========      =========      =========

            The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of capital were as follows as of March 31, 2004:

                                             Amortized
                                                Cost         Fair
                                               Basis        Value
                                             ----------    --------
                                                (In Thousands)
                       Issuer
             ----------------------------
             Asset Management Fund            $ 11,308     $ 11,259

            The following table sets forth the Company's securities activities for the periods indicated.

                                                                  For the Fiscal Year Ended March 31,
                                                                  ------------------------------------
                                                                    2004          2003          2002
                                                                  --------      --------      --------
                                                                            (In Thousands)
Mortgage-related securities:
    Mortgage-related securities, beginning of period (1) ....     $ 21,810      $ 24,034      $ 15,877
    Purchases ...............................................       16,272        28,201        34,623

    Sales ...................................................       (1,529)       (1,425)      (10,144)
    Obtained through merger .................................        2,895            --            --

    Repayments and prepayments ..............................      (20,888)      (28,968)      (16,250)

    Increase (decrease) in net premium ......................         (187)         (122)           14
    Increase (decrease) in unrealized gain ..................           (1)           90           (86)
                                                                  --------      --------      --------

       Net increase (decrease) in mortgage-related securities       (3,438)       (2,224)        8,157
                                                                  --------      --------      --------
    Mortgage-related securities, end of period (1) ..........     $ 18,372      $ 21,810      $ 24,034
                                                                  ========      ========      ========

Investment securities:
    Investment securities, beginning of period (1) ..........     $ 16,258      $ 12,131      $ 16,127
    Purchases ...............................................       23,033        12,150        11,041

    Sales ...................................................      (10,406)       (5,894)         (618)
    Obtained through merger .................................        4,074            --            --

    Maturities ..............................................       (9,054)       (2,349)      (14,132)

    Decrease in net premium .................................          (18)          (50)          (33)
    Increase (decrease) in unrealized gain ..................           50           270          (254)
                                                                  --------      --------      --------
       Net increase (decrease) in investment securities .....        7,679         4,127        (3,996)
                                                                  --------      --------      --------
    Investment securities, end of period (1) ................     $ 23,937      $ 16,258      $ 12,131
                                                                  ========      ========      ========

--------
(1)   At fair value.

      Investment Portfolio Maturities. The table below sets forth certain information regarding the carrying value, weighted average tax equivalent yields and contractual maturities of the Company's available-for-sale securities, excluding marketable equity securities, at March 31, 2004.

                                                                At March 31, 2004
                                     -----------------------------------------------------------------------
                                        Within One Year         One To Five Years        Five To Ten Years
                                     ---------------------    ---------------------    ---------------------
                                                 Weighted                 Weighted                 Weighted
                                     Carrying     Average     Carrying     Average     Carrying     Average
                                       Value       Yield        Value       Yield        Value       Yield
                                     ---------   ---------    ---------   ---------    ---------   ---------
                                                             (Dollars in Thousands)
Available-for sale securities: (1)
  Investment Securities:
    U.S. Government and
      Federal agency .............          --          --    $     498        2.81%   $   6,157        3.89%
    Municipal securities .........          --          --           --          --          678        3.17
    Corporate securities .........          --          --          105        4.06          114        7.24
    Mortgage-backed securities ...   $       1        9.00%           7        5.66          263        3.07
    Collateralized mortgage
         obligations - Fixed .....          --          --           --          --          260        2.91
    Collateralized mortgage
         obligations - Variable ..          --          --           --          --           --          --
                                     ---------                ---------                ---------
      Total ......................   $       1        9.00%   $     610        3.06%   $   7,472        3.81%
                                     =========                =========                =========


                                                    At March 31, 2004
                                     ----------------------------------------------
                                        After Ten Years               Total
                                     ---------------------    ---------------------
                                                  Weighted                 Weighted
                                     Carrying     Average     Carrying     Average
                                       Value       Yield        Value       Yield
                                     ---------   ---------    ---------   ---------
                                                  (Dollars in Thousands)
Available-for sale securities: (1)
  Investment Securities:
    U.S. Government and
      Federal agency .............   $   6,171        4.85%   $  12,826        4.29%
    Municipal securities .........       3,186        3.68        3,864        3.59
    Corporate securities .........         575        3.80          794        4.33
    Mortgage-backed securities ...       4,234        3.91        4,505        3.87
    Collateralized mortgage
         obligations - Fixed .....       9,065        4.42        9,325        4.38
    Collateralized mortgage
         obligations - Variable ..       4,542        3.10        4,542        3.10
                                     ---------                ---------
      Total ......................   $  27,773        4.12%   $  35,856        4.04%
                                     =========                =========

---------
(1)   At fair value.

Other Activities

      To be more competitive and have the capacity to deepen its relationships with existing customers and attract new customers, the Company expanded its nontraditional delivery channels and products by affiliating with Infinex Financial Group, a third party registered broker-dealer. The Company negotiated an agreement with Infinex whereby Infinex will maintain an office at the Company's main banking office and will offer to the Company's customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and annuities. The Company receives a portion of the commissions generated by Infinex from sales to customers.

Sources of Funds

      Retail deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, borrowings and funds provided by operations are the Company's primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

      Deposits. The Company offers a variety of deposit products to meet the needs of retail and business customers. The Company currently offers noninterest-bearing demand accounts, interest-bearing demand accounts (NOWs), savings passbook and statement accounts, money market accounts, Christmas club accounts and certificates of deposits. Deposit products are developed to meet the needs of the Company's targeted markets.

      The deposit flows are influenced by a number of factors including:

      (1)   general and local economic conditions;

      (2)   the perceived strength of the stock and stock mutual fund market;

      (3)   prevailing interest rates; and

      (4)   competition.

      Deposit Distribution. The following table sets forth the average balances of deposit accounts, the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize daily balances.



                                                           For the Fiscal Year Ended March 31,
                                  ---------------------------------------------------------------------------------------------
                                              2004                           2003                            2002
                                  -----------------------------   -----------------------------   -----------------------------
                                            Percent                         Percent                         Percent
                                            of Total                        of Total                       of Total
                                   Average   Average    Average    Average   Average    Average   Average   Average    Average
                                   Balance  Deposits     Rate      Balance  Deposits     Rate     Balance   Deposits     Rate
                                  --------  --------   --------   --------  --------   --------   --------  --------   --------
                                                                      (Dollars in Thousands)
Demand deposits ................  $  7,792      5.61%        --%  $  4,790      3.97%        --%  $  2,839      2.56%        --%
Savings accounts ...............    46,001     33.11       0.71     38,826     32.15       1.20     32,002     28.90      1.640
NOW accounts ...................     5,306      3.82       0.30      4,490      3.72       0.47      3,601      3.25       0.72
Money market accounts ..........     6,177      4.45       1.02      3,879      3.21       1.42      2,860      2.59       1.82
                                  --------  --------              --------  --------              --------  --------
      Total ....................    65,276     46.99       0.62     51,985     43.05       1.04     41,302     37.30       1.46
                                  --------  --------              --------  --------              --------  --------
Certificate accounts (1):
  Less than six months .........    10,399      7.49       1.20      1,384      1.15       1.52      1,539      1.39       2.66
  Over six through twelve months    20,855     15.01       1.70     28,545     23.64       2.40     30,046     27.13       4.39
  Over twelve through thirty-
    six months .................    22,649     16.30       2.56     23,761     19.68       3.87     24,440     22.07       5.23
  Over thirty-six months .......    19,736     14.21       5.21     15,064     12.48       5.87     13,405     12.11       6.06
                                  --------  --------              --------  --------              --------  --------
      Total certificate accounts    73,639     53.01       2.83     68,754     56.95       3.65     69,430     62.70       4.97
                                  --------  --------              --------  --------              --------  --------
    Total average deposits .....  $138,915    100.00%      2.63%  $120,739    100.00%      2.63%  $110,732    100.00%      3.76%
                                  ========  ========              ========  ========              ========  ========

------
(1)   Includes retirement accounts such as IRA accounts.

      Deposit Flow. The following table summarizes the deposit activity of the Company for the periods indicated.

                                          For the Fiscal Year Ended March 31,
                                          -----------------------------------
                                            2004          2003         2002
                                          --------      --------     --------
                                                      (In Thousands)

Net deposits ........................     $ (3,341)     $ 10,613     $  2,399
Deposits acquired through merger ....       34,357            --           --
Interest credited on deposit accounts        2,821         3,342        4,121
                                          --------      --------     --------
Total increase in deposit accounts ..       33,837        13,955        6,520
                                          ========      ========     ========

      At March 31, 2004, the Company had $14.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                 Weighted
Maturity Period                                     Amount     Average Rate
---------------                                     ------     -------------
                                                     (Dollars in Thousands)

Three months or less ...........................    $ 2,936         1.50%
Over three through six months ..................      2,009         1.97
Over six through twelve months .................      4,261         2.88
Over twelve through thirty-six months ..........      3,406         4.23
Over thirty-six months .........................      1,626         4.19
                                                     ------
         Total .................................     14,238         2.94%
                                                     ======

      Certificate Account Balances by Rates. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2004.

                                Period to Maturity from March 31, 2004              At March 31,
                              -----------------------------------------   ------------------------------
                                           One      Two to       Over
                              Less than   to Two     Three      Three
                              One Year    Years      Years      Years       2004       2003       2002
                              ---------  --------   --------   --------   --------   --------   --------
                                                           (In Thousands)
      Certificate accounts:
           0 to 2.00% .....   $ 43,974   $  4,902   $    428   $     --   $ 49,304   $ 20,283   $  1,520
        2.01 to 3.00% .....      3,972      2,236      1,435        217      7,860     25,011     21,398
        3.01 to 4.00% .....      1,626        201        533      7,702     10,062      5,600     14,239
        4.01 to 5.00% .....        157        289        536      3,407      4,389      3,674      8,494
        5.01 to 6.00% .....      1,195         76        136        180      1,587      5,397     11,086
        6.01 to 7.00% .....      6,039      3,373         --         --      9,412      9,358     11,362
        Greater than 7.00%          --        108         --         --        108         --         --
                              --------   --------   --------   --------   --------   --------   --------
          Total ...........   $ 56,963   $ 11,185   $  3,068   $ 11,506   $ 82,722   $ 69,323   $ 68,099
                              ========   ========   ========   ========   ========   ========   ========

      Federal Home Loan Bank Advances. The Company may obtain advances from the Federal Home Loan Bank of Boston upon the security of the common stock it owns in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawal of deposit accounts and to permit increased lending. At March 31, 2004, the Company had available lines of credit with the Federal Home Loan Bank totaling approximately $10.3 million.

      The following table sets forth certain information regarding the Company's borrowed funds during the periods indicated.

                                                                     At or For the Years
                                                                        Ended March 31,
                                                                  ---------------------------
                                                                    2004      2003      2002
                                                                  -------    ------    ------
                                                                     (Dollars in Thousands)
      Federal Home Loan Bank advances:
         Average balance outstanding ..........................   $  8,055    $7,195    $1,979
         Maximum amount outstanding at any month-end during the
         period ...............................................     10,030     8,243     6,108
         Balance outstanding at end of period .................      9,926     8,142     6,108
         Weighted average interest rate during the period .....      4.00%     4.04%     4.14%
         Weighted average interest rate at end of period ......      3.73%     3.98%     3.76%

Personnel

      As of March 31, 2004, Enfield Federal had 52 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit and Enfield Federal believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

General

      As savings and loan holding companies, New England Bancshares and Enfield Mutual Holding Company are required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Office of Thrift Supervision. Enfield Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. Enfield Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Enfield Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Enfield Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on Enfield Mutual Holding Company, New England Bancshares, Enfield Federal and their operations.

      Certain of the applicable regulatory requirements are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on Enfield Mutual Holding Company, New England Bancshares and Enfield Federal.

Federal Banking Regulation

      Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

      Loans-to-One-Borrower Limitations. Enfield Federal is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Enfield Federal's total loans or extensions of credit to a single borrower cannot exceed 15% of Enfield Federal's unimpaired capital and surplus which does not include accumulated other comprehensive income. Enfield Federal may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2004, Enfield Federal's loans-to-one borrower limitation was $3.9 million and Enfield Federal's largest aggregate outstanding balance of loans to one borrower was $3.6 million.

      QTL Test. Under federal law, Enfield Federal must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, Enfield Federal is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, Enfield Federal's total assets less the sum of:

      (1)   specified liquid assets up to 20% of total assets;

      (2)   goodwill and other intangible assets; and

      (3)   the value of property used to conduct Enfield Federal's business.

      "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of Enfield Federal's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans and small business loans. Enfield Federal may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

      If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2004, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

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

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

      The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2004, Enfield Federal met each of its capital requirements.

      The following table presents the Association's capital position at March 31, 2004.

                                                  OTS Minimum
                                               Capital Requirements
                                               --------------------
                         Actual     Ratio       Actual      Ratio
                        --------   --------    --------   ---------
      Tangible ......   $ 23,591      11.74%   $  3,015      1.5%
      Core (Leverage)   $ 23,591      11.74%   $  8,039      4.0%
      Risk-based ....   $ 24,892      23.83%   $  8,357      8.0%

      Standards For Safety and Soundness. The Office of Thrift Supervision has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. If the Office of Thrift Supervision determines that an institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit and implement an acceptable plan to achieve compliance with the standard.

      Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings, including safety and soundness, compliance and Community Reinvestment Act, in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if the institution, like Enfield Federal, is a subsidiary of a holding company. In the event that Enfield Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2004 totaled $52,000.

      Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

      Insurance of Deposit Accounts. Enfield Federal is a member of Savings Association Insurance Fund. The Federal Deposit Insurance Corporation has established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's examination rating and other supervisory financial information. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0% of assessable deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of assessable deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the insurance fund reserve ratio.

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

      Enfield Federal's total assessment paid for the 2004 fiscal year (including the Financing Corporation assessment) was $21,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the association. Management cannot predict what insurance assessment rates will be in the future.

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

      Transactions with Related Parties. Enfield Federal's authority to engage in transactions with its "affiliates" (e.g., any company that controls or is under common control with an institution, including New England Bancshares and Enfield Mutual Holding Company) is limited by federal law. In general, these transactions must be on terms which are as favorable to Enfield Federal as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Enfield Federal's capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from Enfield Federal. The purchase of low quality assets from affiliates is generally prohibited. In addition, the Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      The recently enacted Sarbanes-Oxley Act generally prohibits loans by Enfield Federal to its executive officers and directors. However, that act contains a specific exception for loans by Enfield Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, Enfield Federal's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders. There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of Enfield Federal's capital. In addition, extensions of credit in excess of certain limits must be approved by Enfield Federal's board of directors.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by Office of Thrift Supervision regulations, Enfield Federal has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Enfield Federal nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of Enfield Federal, to assess Enfield Federal's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Enfield Federal. The CRA also requires all institutions to make public disclosure of their CRA ratings. Enfield Federal received a "Satisfactory" CRA rating in its most recent examination.

      Federal Home Loan Bank System. Enfield Federal is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations or 5% of outstanding advances. Enfield Federal was in compliance with this requirement with an investment in the capital stock of the Federal Home Loan Bank of Boston at March 31, 2004 of $1.0 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

      The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Enfield Federal's net interest income would be affected. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

      Under Federal Reserve Board regulations, Enfield Federal is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $45.4 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements. Enfield Federal is in compliance with these requirements.

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

      Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, a stock holding company subsidiary, such as New England Bancshares, holds all the shares of the mutual holding company's savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same restrictions and conditions.

      Acquisition of Control. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings association or as otherwise defined by Office of Thrift Supervision. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

      Distributions. To the extent that the Company makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from its unrecaptured tax bad debt reserve as of December 31, 1987 (the "base year reserve"), to the extent thereof and then from the Company's supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company's income. Non-dividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Company's current or accumulated earnings and profits will not be included in the Company's income.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company currently conducts its business through seven full-service banking offices and one administrative office. The net book value of the Company's properties or leasehold improvements was $2.6 million at March 31, 2004.

                                                                                 Original
                                                           Leased or            Year Leased          Date of Lease
Location                                                     Owned              or Acquired           Expiration
                                                          -----------         ----------------      ---------------
Executive/Branch Office:
660 Enfield Street
Enfield, Connecticut.................................        Owned                 1959                   --

Administrative Office:
630 Enfield Street
Enfield, Connecticut.................................        Leased                2000                 2005(1)

Branch Offices:
268 Hazard Avenue
Enfield, Connecticut.................................        Owned                 1962                   --

54 Hazard Avenue
Enfield, Connecticut.................................        Leased                1994                  2004

112 Mountain Road
Suffield, Connecticut................................        Leased                1988                  2008

23 Main Street
Manchester, Connecticut..............................        Owned                 2002                   --

124 Main Street
Broad Brook, Connecticut.............................        Owned                 2003                   --

20 Main Street
Windsor Locks, Connecticut...........................        Leased                2002                  2012

-----------
(1) Enfield Federal has an option to renew this lease for one additional five-year term.

ITEM 3. LEGAL PROCEEDINGS

      Periodically, there have been various claims and lawsuits involving Enfield Federal, such as claims to enforce liens, condemnation proceedings on properties in which Enfield Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Enfield Federal's business. In the opinion of management, after consultation with the Company's legal counsel, no such pending claims or lawsuits are expected to have a material adverse effect on the financial condition or operations of the Company, taken as a whole. The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NEBS." The stock began trading on June 4, 2002. According to the records of its transfer agent, the Company had approximately 277 stockholders of record as of June 15, 2004. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2004. The Company did not issue any dividends in fiscal 2004 and 2003.

                                         High             Low
                                     ------------    -------------
Fiscal 2004:
    Fourth Quarter.................     $22.25           $18.10
    Third Quarter..................      20.25            17.50
    Second Quarter.................      18.99            15.30
    First Quarter..................      16.25            14.50
Fiscal 2003:
    Fourth Quarter                      $15.75           $14.36
    Third Quarter..................      15.55            11.35
    Second Quarter.................      13.00            11.35
    First Quarter..................      12.55            12.35

The Company did not repurchase any of its common shares during the quarter ended March 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

      The Company's results of operations may also be affected significantly by economic and competitive conditions in its market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact the Company. Furthermore, because the Company's lending activity is concentrated in loans secured by real estate located in Northern Hartford County, Connecticut, downturns in the regional economy could have a negative impact on the Company's earnings.

Management Strategy

      The Company's business strategy is to operate as an independent financial institution dedicated to serving the needs of both retail and commercial customers in its market area. Its business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Northern Hartford County, Connecticut. In recent years, in addition to mortgage lending, the Company has adopted a growth oriented strategy that has focused on increased emphasis on multi-family and commercial real estate loans and consumer loans, particularly home equity loans and lines of credit and automobile loans.

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

      (5) increase fee income by performing ongoing reviews of the profitability on the various lines of business it offers and by growing transaction accounts;

      (6) continue to focus on recently acquired technology as a means to promote operating efficiencies;

      (7) maintain its "well capitalized" status while utilizing excess capital as business opportunities present themselves;

      (8) enhance return on equity by increasing its asset base and net income; and

      (9) maintain its proactive community position and assist in community housing projects and fund- raising for underprivileged members of the community.

      To be more competitive and have the capacity to deepen its relationships with existing customers and attract new customers, the Company expanded its nontraditional delivery channels and products by affiliating with a third party registered broker-dealer. The third party broker-dealer maintains an office at the Company's main banking office and offers to the Company's customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and annuities.

      Average Balance Sheets. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances.

                                                                   For the Fiscal Years Ended March 31,
                                                    ------------------------------------------------------------------
                                                                  2004                              2003
                                                    -------------------------------    -------------------------------
                                                                           Average                            Average
                                                    Average                 Yield/     Average                 Yield/
                                                    Balance     Interest     Rate      Balance     Interest     Rate
                                                    --------    --------   --------    --------    --------   --------
                                                                          (Dollars in Thousands)
Assets:
 Federal funds sold, interest-bearing
   deposits and marketable
   equity securities ............................   $ 11,328    $    196       1.73%   $  8,783    $    122       1.39%
 Investments in available-for-sale
   securities, other than mortgage-backed
   and mortgage-related securities (1) ..........     21,032         563       2.68      14,999         477       3.18
 Mortgage-backed and mortgage-related
   securities ...................................     21,641         953       4.40      25,338       1,243       4.91
 Federal Home Loan Bank stock ...................        877          24       2.74         820          29       3.54
 Loans, net (2) .................................    103,386       7,121       6.89      86,869       6,518       7.50
                                                    --------    --------               --------    --------
      Total interest-earning assets .............    158,264       8,857       5.60     136,809       8,389       6.13
                                                                --------                           --------
 Noninterest-earning assets .....................     11,167                              9,236
 Cash surrender value of life insurance .........      3,644                              3,471
                                                    --------                           --------
      Total assets ..............................   $173,075                           $149,516
                                                    ========                           ========

Liabilities and Equity:
 Deposits:
   Savings accounts .............................   $ 46,001    $    328       0.71%   $ 38,826    $    465       1.20%
   NOW accounts .................................      5,306          16       0.30       4,490          21       0.47
   Money market accounts ........................      6,177          63       1.02       3,879          55       1.42
   Certificate accounts .........................     73,639       2,087       2.83      68,754       2,510       3.65
                                                    --------    --------               --------    --------
      Total deposits ............................    131,123       2,494       1.90     115,949       3,051       2.63
 Federal Home Loan Bank advances ................      8,055         322       4.00       7,195         291       4.04
 Advances from borrowers for taxes and insurance         451           7       1.55         309           4       1.29
 Securities sold under agreement to repurchase ..        439           5       1.14          --          --         --
                                                    --------    --------               --------    --------
      Total interest-bearing liabilities ........    140,068       2,828       2.02     123,453       3,346       2.71
                                                                --------                           --------
 Demand deposits ................................      7,792                              4,790
 Other liabilities ..............................        694                                464
                                                    --------                           --------
      Total liabilities .........................    148,554                            128,707
 Equity .........................................     24,521                             20,809
                                                    --------                           --------
      Total liabilities and equity ..............   $173,075                           $149,516
                                                    ========                           ========
 Net interest income/net interest rate spread (3)               $  6,029       3.58%               $  5,043       3.42%
                                                                ========   ========                ========   ========
 Net interest margin (4) ........................                              3.81%                              3.69%
                                                                           ========                           ========
 Ratio of interest-earning assets
    to interest-bearing liabilities .............     112.99%                            110.82%
                                                      ======                             ======


                                                  For the Fiscal Years Ended March 31,
                                                  ------------------------------------
                                                                 2002
                                                  ------------------------------------
                                                                           Average
                                                    Average                 Yield/
                                                    Balance     Interest     Rate
                                                  -----------   --------  ------------
                                                         (Dollars in Thousands)
Assets:
 Federal funds sold, interest-bearing
   deposits and marketable
   equity securities ............................   $  5,222    $    199       3.81%
 Investments in available-for-sale
   securities, other than mortgage-backed
   and mortgage-related securities (1) ..........     11,294         545       4.83
 Mortgage-backed and mortgage-related
   securities ...................................     24,754       1,494       6.04
 Federal Home Loan Bank stock ...................        820          41       5.00
 Loans, net (2) .................................     74,871       5,846       7.81
                                                    --------    --------
      Total interest-earning assets .............    116,961       8,125       6.95
                                                                --------
 Noninterest-earning assets .....................      7,136
 Cash surrender value of life insurance .........      3,284
                                                    --------
      Total assets ..............................   $127,381
                                                    ========

Liabilities and Equity:
 Deposits:
   Savings accounts .............................   $ 32,002    $    526       1.64%
   NOW accounts .................................      3,601          26       0.72
   Money market accounts ........................      2,860          52       1.82
   Certificate accounts .........................     69,430       3,451       4.97
                                                    --------    --------
      Total deposits ............................    107,893       4,055       3.76
 Federal Home Loan Bank advances ................      1,979          82       4.14
 Advances from borrowers for taxes and insurance         236           5       2.12
 Securities sold under agreement to repurchase ..         --          --         --
                                                    --------    --------
      Total interest-bearing liabilities ........    110,108       4,142       3.76
                                                                --------
 Demand deposits ................................      2,839
 Other liabilities ..............................        288
                                                    --------
      Total liabilities .........................    113,235
 Equity .........................................     14,146
                                                    --------
      Total liabilities and equity ..............   $127,381
                                                    ========
 Net interest income/net interest rate spread (3)               $  3,983       3.19%
                                                                ========   ========
 Net interest margin (4) ........................                              3.41%
                                                                           ========
 Ratio of interest-earning assets
    to interest-bearing liabilities .............     106.22%
                                                    ========

-------
(1)   Reported on a tax equivalent basis, using a 34% tax rate.

(2) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Company records interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

      Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                                       Fiscal Year Ended March 31, 2004      Fiscal Year Ended March 31, 2003
                                                                 Compared to                            Compared to
                                                              Fiscal Year Ended                      Fiscal Year Ended
                                                                March 31, 2003                         March 31, 2002
                                                       ---------------------------------      ---------------------------------
                                                       Increase (Decrease)                    Increase (Decrease)
                                                              Due to                                 Due to
                                                       --------------------                   --------------------
                                                        Rate        Volume        Net          Rate        Volume         Net
                                                       -------      -------      -------      -------      -------      -------
                                                                                    (In Thousands)
Interest-earning assets:
   Federal funds sold, interest-bearing
     deposits and marketable equity securities ...     $    34      $    40      $    74      $ 1,054      $(1,131)     $   (77)
   Investments in available-for-sale securities,
     other than mortgage-backed and
     mortgage-related securities .................         (56)         142           86       (1,795)       1,727          (68)
   Mortgage-backed and mortgage-related
     securities ..................................        (120)        (170)        (290)        (287)          36         (251)
   Federal Home Loan Bank stock ..................          (7)           2           (5)         (12)          --          (12)
   Loans, net (1) ................................        (458)       1,061          603         (216)         888          672
                                                       -------      -------      -------      -------      -------      -------
        Total interest-earning assets ............        (607)       1,075          468       (1,256)       1,520          264
                                                       -------      -------      -------      -------      -------      -------
Interest-bearing liabilities:
   Savings accounts ..............................        (252)         115         (137)        (285)         224          (61)
   NOW accounts ..................................         (10)           5           (5)         (17)          12           (5)
   Money market accounts .........................          (7)          15            8           (5)           8            3
   Certificates accounts .........................        (620)         197         (423)        (908)         (33)        (941)
   Federal Home Loan Bank advances ...............          (3)          34           31           (2)         211          209
   Advances from borrowers for taxes and insurance           1            2            3           (5)           4           (1)
   Securities sold under agreement to repurchase .          --            5            5           --           --           --
                                                       -------      -------      -------      -------      -------      -------
        Total interest-bearing liabilities .......        (891)         373         (518)      (1,222)         426         (796)
                                                       -------      -------      -------      -------      -------      -------
   Increase (decrease) in net interest income ....     $   284      $   702      $   986      $   (34)     $ 1,094      $ 1,060
                                                       =======      =======      =======      =======      =======      =======

(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Company records interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

Comparison of Financial Condition at March 31, 2004 and March 31, 2003

      Total assets increased $42.0 million, or 26.05% from $161.2 million at March 31, 2003 to $203.2 million at March 31, 2004. The increase in total assets was primarily due to an increase in net loans of $27.8 million, an increase in interest-bearing time deposits of $8.5 million, and a $4.2 million increase in securities. Total liabilities increased $37.5 million primarily due to increases in deposits and borrowings of $33.8 million and $1.8 million, respectively. Total equity at March 31, 2004 was $27.6 million, an increase of $4.4 million from $23.2 million at March 31, 2003. The increases described above were primarily the result of the acquisition of Windsor Locks Community Bank, in which $16.4 million of loans, $15.9 million of securities and interest bearing time deposits, and $34.5 million of deposits and repurchase agreements were obtained.

      Investment securities available-for-sale and interest-bearing time deposits increased by $4.2 million and $8.5 million, respectively at March 31, 2004 as compared to March 31, 2003. The securities portfolio is comprised primarily of collateralized mortgage obligations, US government and federal agency securities and money market adjustable rate funds.

      Net loans increased $27.8 million, or 29.73%, to $121.4 million at March 31, 2004. In conjunction with the acquisition of Windsor Locks Community Bank, the Company acquired $16.4 million of loans. Real estate construction loans increased to 8.39% of the loan portfolio at March 31, 2004 from 4.87% in the previous year. Commercial real estate loans decreased to 12.78% of the portfolio from 14.10%; and commercial loans decreased from 6.60% to 4.88% at March 31, 2004.

      Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories receivable or other corporate assets. Commercial real estate loans increased $2.3 million and commercial loans decreased by $258,000 for the year ended March 31, 2004. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and diversify the mix of the portfolio.

      One-to-four family residential real estate loans increased by $19.0 million from $63.7 million at March 31, 2003 to $82.7 million at March 31, 2004. The Company originates both fixed rate and adjustable rate residential loans for its portfolio.

      Total deposits increased $33.8 million, or 26.2%, from $129.0 million at March 31, 2003 to $162.8 million at March 31, 2004. The deposit mix also changed favorably as certificates of deposit, which tend to pay higher rates, increased $13.7 million; however its percentage of total deposits decreased from 53.8% at March 31, 2003 to 51.0% at March 31, 2004. Non interest-bearing deposits increased $5.1 million, or 86.7%, increasing its percentage of total deposits to 6.8% at March 31, 2004 from 4.6%. The increase was primarily the result of the $34.4 million of deposits obtained through the acquisition of Windsor Locks Community Bank.

      As a result of the combined effects of the decrease in interest rates and the migration of deposits to lower cost, non-maturing deposits, the average rate paid on interest-bearing deposits decreased to 1.90% for the year ended March 31, 2004 from 2.63% a year earlier.

      At March 31, 2004 and 2003, FHLB borrowings amounted to $9.9 million and $8.1 million, respectively. During fiscal 2004 the Company received $3.0 million in proceeds from new FHLB borrowings, partially offset by principal payments of $1.2 million. These borrowings had an average cost of 4.00% during the period ended March 31, 2004, as compared to 4.04% for the prior year.

      Total stockholders' equity at March 31, 2004 was $27.6 million. The $4.4 million increase in equity was primarily due to the $3.4 million in common stock issued in conjunction with the merger, and $847,000 in comprehensive income for the current year.

Nonperforming Assets

      Nonperforming assets were $937,000, or 0.46% of total assets, at March 31, 2004 compared to $240,000, or 0.15% of total assets at March 31, 2003, an increase of $697,000. The increase was caused primarily by a $528,000 commercial loan, 75% guaranteed by the Small Business Association, being put on non-accrual status during the year. Nonperforming assets are comprised of nonaccrual loans and real estate acquired by foreclosure or a similar conveyance of title.

Allowance For Loan Losses

      The Company maintains an allowance for loan losses to absorb losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for loan losses charged to earnings is based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses.

      The Company's allowance for loan losses increased $293,000 from March 31, 2003 to $1.3 million or 1.06% of total loans at March 31, 2004. The provision for loan losses for the year ended March 31, 2004 was $240,000, and the Company recognized a $160,000 increase to the allowance due to the merger.

Market Risk

      Market risk is the risk of loss in a financial instrument arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

      Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company is exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Company's Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company's management Asset Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate level trends.

      ALCO utilizes a model that estimates the change in the Company's net portfolio value ("NPV") in response to a range of assumed changes in market interest rates. NPV is the present value of cash flows from assets, liabilities and off-balance sheet items. ALCO is not aware of any trends that would significantly affect the timing or amount of the expected cash flows utilized in the NPV model. Currently, the model estimates the effect on NPV of instantaneous and permanent 100, 200 and 300 basis point increases and a 100 basis point decrease in market interest rates. Historically, the model included 200 and 300 basis point decreases in market interest rates; however given the current low level of interest rates and the low probability of further interest rate declines, these scenarios were not calculated.

      The table below sets forth, as of March 31, 2004, the estimated changes in the Company's NPV that would result from the designated instantaneous changes in interest rates.

                                                 Estimated
                                              Decrease in NPV
    Changes in                           ----------------------------
  Interest Rates         Estimated
  (basis points)            NPV            Amount         Percent
--------------------    ------------     -----------    ------------
                          (Amounts in thousands)

       +300                 $26,971          $6,964             21%
       +200                  29,944           3,991             12%
       +100                  32,565           1,370              4%
        0                    33,935              --             --
       -100                  33,564             371              1%

      The preceding analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates. The analysis does not include any actions the Company might take in response to changes in interest rates.

      Certain shortcomings are inherent in the methodology used in the NPV computation. Modeling changes in NPV requires making certain assumptions which may or may not reflect the manner in which actual yields and costs will respond to changes in market interest rates. In this regard, the NPV table presented above assumes that the composition of the interest sensitive assets and liabilities existing at the beginning of a period will remain constant over the period measured and a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

      For the year ended March 31, 2004, net income was $817,000, or $0.40 and $0.39 per basic and diluted share, respectively, an increase of $109,000, or 15.4%, compared to net income of $708,000 for the previous year. The improvement was the result of increased net interest and dividend income and noninterest income that more than offset the increase in noninterest expense. Net interest and dividend income rose to $6.0 million for the year ended March 31, 2004, an increase of $971,000, or 19.4%. The net interest margin rose to 3.81% during the current year from 3.69% the prior year. Noninterest income reached $558,000, an increase of $87,000, or 18.5%, from the previous year. Non interest expense increased $946,000 primarily due to the on-going expenses related to the acquisition of Windsor Locks Community Bank.

Net Interest and Dividend Income

      Net interest and dividend income totaled $6.0 million for the year ended March 31, 2004, an increase of $971,000 or 19.4%. This resulted mainly from a $21.5 million increase in average earning assets during the year and from an increase in the net interest rate spread to 3.58% for the current year from 3.42% during the prior year, primarily due to the lower cost of funds. The decline in interest rates during the year resulted in a favorable environment for the Company. As rates dropped, mortgage and other assets prepaid at increasing levels and the proceeds were reinvested at lower rates. However, maturing and repricing liabilities were replaced at even lower costs. The growth of $21.5 million in average earning assets for the year ended March 31, 2004 outpaced the growth in average interest-bearing liabilities and demand deposits of $16.6 million and $3.0 million, respectively.

Interest and Dividend Income

      Total interest and dividend income increased $453,000, or 5.4%, to $8.8 million for the year ended March 31, 2004, as compared to $8.4 million the previous year as earning assets rose for the year ended March 31, 2004. Earnings assets averaged $158.3 million during the year, up from $136.8 million the previous year. This was offset by a 53 basis point decline in the yield on earning assets as the result of the lower interest rate environment.

Interest Expense

      Interest expense declined $518,000, or 15.5%, to $2.8 million for the year ended March 31, 2004 as compared to $3.3 million the previous year. The decline in expense was primarily due to the decrease in cost of funds, partially offset by increased volume. Due to the short maturity structure of the Company's funding sources, the Company was able to take advantage of falling interest rates throughout the year. The average balance of interest-bearing liabilities increased $16.6 million for the year ended March 31, 2004. The increase occurred in all interest-bearing liability categories.

Provision for Loan Losses

      The provision for loan losses are changes to earnings to bring the total allowance for losses to a level considered by management as adequate to provide for estimated losses inherent in the loan portfolio. The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

      The Company made a $240,000 provision for loan losses in each of the years ended March 31, 2004 and 2003.

      Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales. Service charges on deposit accounts increased $30,000, or 13.6%, for the year ended March 31, 2004 and was attributable to more checking accounts. Net gains on sales of securities were $105,000 for the year ended March 31, 2004 compared to $78,000 for the previous year. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future. Income from bank owned life insurance ("BOLI") was $152,000 and $167,000 for the years ended March 31, 2004 and 2003, respectively. BOLI represents life insurance on the lives of employees under which the Company is the beneficiary of such policies. The income reflected an increase in the cash surrender values of the policies. The $45,000 increase in other income was due to commissions received by Enfield Federal from Infinex Financial Group, a third party registered broker-dealer, due to increased sales in fiscal 2004.

Noninterest Expense

      The increase in salaries and employee benefits of $585,000 over the prior year was the result of staff additions in connection with the expansion of the retail franchise and the additional staff due to the acquisition of Windsor Lock Community Bank, and normal salary and wage increases. The merger and expansion initiatives as well as the technology improvements implemented in the current year caused occupancy and equipment expense to increase $161,000 or 24.5%, for the year ended March 31, 2004 compared to March 31, 2003.

Income Taxes

      Income tax expense for the year ended March 31, 2004 increased slightly to $309,000 from $306,000 in the previous year. The increase was primarily due to the increase in income before taxes. The effective tax rate decreased from 30.2% for the year ended March 31, 2003 to 27.4% for the year ended March 31, 2004 as a result of higher non-taxable municipal income in the current year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

      For the year ended March 31, 2003, net income was $708,000, an increase of $52,000, or 7.92%, compared to net income of $656,000 for the previous year. The improvement was the result of increased net interest and dividend income and noninterest income that more than offset increases in the provision for loan losses and noninterest expense. Net interest and dividend income rose to $5.0 million for the year ended March 31, 2003, an increase of $1.0 million, or 26.31%. The net interest margin rose to 3.69% during the current year from 3.41% the prior year. Noninterest income reached $471,000, an increase of $39,000, or 9.03%, from the previous year. The provision for loan losses increased $40,000 to $240,000 for the year ended March 31, 2003 to support the growth in loans. Noninterest expense increased $976,000 primarily due to the expenses related to the opening of two branch offices and the staff additions to support them, and the development and conversion to a new core processing system.

Net Interest and Dividend Income

      Net interest and dividend income totaled $5.0 million for the year ended March 31, 2003, an increase of $1.0 million or 26.31%. This resulted mainly from an increase in average earning assets during the year and from an increase in the net interest rate spread to 3.42% for the current year from 3.19% during the prior year. The decline in interest rates during the year resulted in a favorable environment for the Company. As rates dropped, mortgage and other assets prepaid at increasing levels and the proceeds were reinvested at lower rates. However, maturing and repricing liabilities were replaced at even lower costs. The growth of $19.8 million in average earning assets for the year ended March 31, 2003 outpaced the growth in average interest-bearing liabilities of $13.3 million. The 16.9% growth in earning assets accounted for $1.1 million of the increase in net interest income.

Interest and Dividend Income

      Total interest and dividend income increased $247,000, or 3.05%, to $8.4 million for the year ended March 31, 2003, as compared to $8.1 million the previous year as earning assets rose for the year ended March 31, 2003. Earnings assets averaged $136.8 million during the year, up from $117.0 million the previous year. This was offset by a decline in the yield on earning assets as the result of the lower interest rate environment and by an increase in earning assets.

Interest Expense

      Interest expense declined $796,000, or 19.22%, to $3.3 million for the year ended March 31, 2003 as compared to $4.1 million the previous year. The decline in expense was primarily due to the decrease in cost of funds, partially offset by increased volume. Due to the short maturity structure of the Company's funding sources, the Company was able to take advantage of falling interest rates throughout the year. The average balance of interest-bearing liabilities increased $13.3 million for the year ended March 31, 2003. Approximately 40.0% of the increase occurred in borrowings with the remainder of the increase occurring in lower costing core deposits, savings, money market and interest checking accounts.

Provision for Loan Losses

      The Company made a $240,000 provision for loan losses for the year ended March 31, 2003. The previous year's provision for loan losses was $200,000. Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales. Fee income from service charges on deposit accounts increased $53,000, or 31.55%, for the year ended March 31, 2003 and was attributable to more checking accounts. Net gains on sales of securities were $78,000 for the year ended March 31, 2003 compared to $104,000 for the previous year. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future. Income from BOLI was $167,000 and $149,000 for the years ended March 31, 2003 and 2002, respectively. BOLI represents life insurance on the lives of employees under which the Company is the beneficiary of such policies. The 12.08% increase in this income reflected an increase in cash surrender value.

Noninterest Expense

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

Liquidity and Capital Resources

      The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by the Company's operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Company can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. At March 31, 2004, the Company had outstanding borrowings of $9.9 million with unused borrowing capacity of $10.3 million. The Company monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $162.8 million at March 31, 2004, a $33.8 million increase from the $129.0 million balance at March 31, 2003.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the years ended March 31, 2004 and 2003, the Company originated loans of approximately $46.3 million and $35.4 million, respectively. Additionally, at March 31, 2004 and March 31, 2003, the Company had loan commitments to borrowers of approximately $3.1 million and $2.4 million, respectively, and available home equity, and unadvanced lines of credit and construction loans of approximately $6.2 million and $4.5 million, respectively. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2004 totaled $57.0 million. The Company relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based upon the Company's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company. Purchases of mortgage and investment securities totaled $38.5 million for the year ended March 31, 2004, and $40.4 million for the year ended March 31, 2003.

      The Association is well-capitalized. At March 31, 2004 and March 31, 2003, the Association exceeded each of the applicable regulatory capital requirements. The Association's Tier 1 capital represented 22.6% and 26.0% of risk-weighted assets at March 31, 2004 and March 31, 2003, respectively, which exceeds the well capitalized requirements of 6.0%. At March 31, 2004 and March 31, 2003, respectively, the Association had a risk-based total capital of $24.9 million and $22.3 million, a risk-based capital ratio of 23.8% and 27.2%, which significantly exceeded the applicable well capitalized requirements of 8.0%.

      Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations, nor is management aware of any current recommendation by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital or operations.

Contractual Obligations

      The following table sets forth, at March 31, 2004, the dollar amount of the Company's contractual obligations and their subsequent time period:

                                                       Payments Due by Period
                                  -------------------------------------------------------------
                                                             One to      Three to
                                              Less than      Three         Five      More than
                                   Total       One Year      Years         Years     Five Years
                                  --------     --------     --------     --------    ----------
Long-Term Debt Obligations(1)     $  9,926     $  2,656     $  3,609     $  3,093     $    568
Operating Lease Obligations            312          101           99           56           56
Purchase Obligations(2)                806          806           --           --           --
                                  --------     --------     --------     --------     --------
   Total                          $ 11,044     $  3,563     $  3,708     $  3,149     $    624
                                  ========     ========     ========     ========     ========

(1)   Includes Federal Home Loan Bank advances.

(2)   Amount is due to broker for a security purchased, not yet settled.

Off-Balance Sheet Arrangements

      In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

      For the year ended March 31, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                    [LOGO] SHATSWELL, MacLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of income, changes in capital accounts and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
May 6, 2004

      83 PINE STREET o WEST PEABODY, MASSACHUSETTS 01960-3635 o TELEPHONE
                    (978) 535-0206 o FACSIMILE (978) 535-9908
                    smc@shatswell.com   www.shatswell.com

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 2004 and 2003
                             (Dollars In Thousands)

ASSETS                                                                   2004           2003
------                                                                ---------      ---------
Cash and due from banks                                               $   8,421      $   8,690
Interest-bearing demand deposits with other banks                           170            294
Federal funds sold                                                        5,570          4,100
Money market mutual funds                                                 5,518          7,879
                                                                      ---------      ---------
           Total cash and cash equivalents                               19,679         20,963
Interest bearing time deposits with other banks                           8,450             --
Investments in available-for-sale securities (at fair value)             42,309         38,068
Federal Home Loan Bank stock, at cost                                     1,008            820
Loans, net of the allowance for loan losses of $1,301 as of
   March 31, 2004 and $1,008 as of March 31, 2003                       121,404         93,581
Premises and equipment, net                                               2,643          2,584
Accrued interest receivable                                                 788            489
Deferred income taxes, net                                                  337            534
Cash surrender value of life insurance                                    3,736          3,565
Identifiable intangible assets                                              864             --
Goodwill                                                                  1,090             --
Other assets                                                                860            580
                                                                      ---------      ---------
           Total assets                                               $ 203,168      $ 161,184
                                                                      =========      =========

LIABILITIES AND CAPITAL ACCOUNTS
Deposits:
   Noninterest-bearing                                                $  11,041      $   5,915
   Interest-bearing                                                     151,749        123,038
                                                                      ---------      ---------
           Total deposits                                               162,790        128,953
Advanced payments by borrowers for taxes and insurance                      536            351
Federal Home Loan Bank advances                                           9,926          8,142
Securities sold under agreements to repurchase                              788             --
Due to broker                                                               806             --
Other liabilities                                                           728            588
                                                                      ---------      ---------
           Total liabilities                                            175,574        138,034
                                                                      ---------      ---------
Capital accounts:
   Preferred stock, par value $.01 per share; 1,000,000 shares
     authorized ; none issued                                                --             --
   Common stock, par value $.01 per share; 10,000,000 shares
     authorized; 2,257,651 shares issued as of March 31, 2004 and
     2,086,296 shares issued as of March 31, 2003                            23             21
   Paid-in capital                                                       12,465          9,055
   Retained earnings                                                     15,985         15,168
   Unearned ESOP shares, 59,040 shares as of March 31, 2004 and
     66,416 shares as of March 31, 2003                                    (590)          (664)
   Unearned shares, stock-based incentive plan, 29,137 shares
     at March 31, 2004 and 36,421 at March 31, 2003                        (432)          (543)
   Accumulated other comprehensive income                                   143            113
                                                                      ---------      ---------
           Total capital accounts                                        27,594         23,150
                                                                      ---------      ---------
           Total liabilities and capital accounts                     $ 203,168      $ 161,184
                                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                   For the Years Ended March 31, 2004 and 2003

                                 (In Thousands)

                                                                                 2004       2003
                                                                                ------     ------
Interest and dividend income:
   Interest and fees on loans                                                   $7,121     $6,518
   Interest on debt securities:
     Taxable                                                                     1,349      1,604
     Tax-exempt                                                                    117         81
   Dividends on Federal Home Loan Bank stock                                        24         29
   Interest on federal funds sold, interest-bearing deposits and dividends
     on marketable equity securities                                               196        122
                                                                                ------     ------
           Total interest and dividend income                                    8,807      8,354
                                                                                ------     ------
Interest expense:
   Interest on deposits                                                          2,494      3,051
   Interest on advanced payments by borrowers for taxes and insurance                7          4
   Interest on Federal Home Loan Bank advances                                     322        291
   Interest on securities sold under agreements to repurchase                        5         --
                                                                                ------     ------
           Total interest expense                                                2,828      3,346
                                                                                ------     ------
           Net interest and dividend income                                      5,979      5,008
Provision for loan losses                                                          240        240
                                                                                ------     ------
           Net interest and dividend income after provision for loan losses      5,739      4,768
                                                                                ------     ------
Noninterest income:
   Service charges on deposit accounts                                             251        221
   Gain on sales and calls of available-for-sale securities, net                   105         78
   Increase in cash surrender value of life insurance policies                     152        167
   Other income                                                                     50          5
                                                                                ------     ------
           Total noninterest income                                                558        471
                                                                                ------     ------
Noninterest expense:
   Salaries and employee benefits                                                2,939      2,354
   Occupancy and equipment expense                                                 818        657
   Advertising and promotion                                                       148        162
   Professional fees                                                               232        239
   Data processing expense                                                         203        182
   Stationery and supplies                                                          91         81
   Amortization of identifiable intangible assets                                   22         --
   Other expense                                                                   718        550
                                                                                ------     ------
           Total noninterest expense                                             5,171      4,225
                                                                                ------     ------
           Income before income taxes                                            1,126      1,014
Income taxes                                                                       309        306
                                                                                ------     ------
           Net income                                                           $  817     $  708
                                                                                ======     ======

Earnings per share:
   Basic                                                                        $ 0.40     $   --
                                                                                ======     ======
   Diluted                                                                      $ 0.39     $   --
                                                                                ======     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS

                   For the Years Ended March 31, 2004 and 2003
                             (Dollars In Thousands)

                                                                                                            Unearned
                                                                                                              Shares
                                                                                                              Stock-
                                                                                               Unearned       Based
                                                         Common      Paid-in      Retained       ESOP       Incentive
                                                         Stock       Capital      Earnings      Shares         Plan
                                                        --------     --------     --------     --------     ----------
Balance, March 31, 2002                                 $     --     $     --     $ 14,460     $     --      $     --
Issuance of 2,049,875 shares of common stock
 related to initial public offering, net of costs             20        8,484           --           --            --
73,795 shares of common stock acquired by ESOP                --           --           --         (738)           --
ESOP shares released                                          --           19           --           74            --
Issuance of 36,421 shares of common stock related
 to stock-based incentive plan                                 1          552           --           --          (553)
Compensation cost for stock-based incentive plan              --           --           --           --            10
Comprehensive income:
 Net income                                                   --           --          708           --            --
 Net change in unrealized holding gain on
   available-for-sale securities, net of tax effect           --           --           --           --            --
          Comprehensive income                                --           --           --           --            --
                                                        --------     --------     --------     --------      --------
Balance, March 31, 2003                                       21        9,055       15,168         (664)         (543)
ESOP shares released                                                       47                        74
Issuance of 171,355 shares of common stock
 related to acquisition of Windsor Locks Community
 Bank, FSL, net of costs                                       2        3,348           --           --            --
Tax benefit relating to stock-based incentive plan            --           15           --           --            --
Compensation cost for stock-based incentive plan              --           --           --           --           111
Comprehensive income:
 Net income                                                   --           --          817           --            --
 Net change in unrealized holding gain on
   available-for-sale securities, net of tax effect           --           --           --           --            --
           Comprehensive income                               --           --           --           --            --
                                                        --------     --------     --------     --------      --------
Balance, March 31, 2004                                 $     23     $ 12,465     $ 15,985     $   (590)     $   (432)
                                                        ========     ========     ========     ========      ========


                                                      Accumulated
                                                         Other
                                                      Comprehensive
                                                      Income (Loss)    Total
                                                      -------------   --------
Balance, March 31, 2002                                 $   (108)     $ 14,352
Issuance of 2,049,875 shares of common stock
 related to initial public offering, net of costs             --         8,504
73,795 shares of common stock acquired by ESOP                --          (738)
ESOP shares released                                          --            93
Issuance of 36,421 shares of common stock related
 to stock-based incentive plan                                --            --
Compensation cost for stock-based incentive plan              --            10
Comprehensive income:
 Net income                                                   --            --
 Net change in unrealized holding gain on
   available-for-sale securities, net of tax effect          221            --
          Comprehensive income                                --           929
                                                        --------      --------
Balance, March 31, 2003                                      113        23,150
ESOP shares released                                                       121
Issuance of 171,355 shares of common stock
 related to acquisition of Windsor Locks Community
 Bank, FSL, net of costs                                      --         3,350
Tax benefit relating to stock-based incentive plan            --            15
Compensation cost for stock-based incentive plan              --           111
Comprehensive income:
 Net income                                                   --            --
 Net change in unrealized holding gain on
   available-for-sale securities, net of tax effect           30            --
           Comprehensive income                               --           847
                                                        --------      --------
Balance, March 31, 2004                                 $    143      $ 27,594
                                                        ========      ========

Reclassification disclosure for the years ended March 31:


                                                                2004       2003
                                                               -----      -----

Net unrealized gains on available-for-sale securities          $ 154      $ 438
Reclassification adjustment for realized gains in net income    (105)       (78)
                                                               -----      -----
   Other comprehensive income before income tax effect            49        360
Income tax expense                                               (19)      (139)
                                                               -----      -----
   Other comprehensive income, net of tax                      $  30      $ 221
                                                               =====      =====

Accumulated other comprehensive income as of March 31, 2004 and 2003 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years Ended March 31, 2004 and 2003
                                 (In Thousands)

                                                                                           2004          2003
                                                                                         --------      --------
Cash flows from operating activities:
   Net income                                                                            $    817      $    708
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net accretion of fair value adjustments                                                  (21)           --
     Amortization of securities, net                                                          322           172
     Gain on sales and calls of available-for-sale securities, net                           (105)          (78)
     Provision for loan losses                                                                240           240
     Change in deferred loan origination fees                                                  66            54
     Depreciation and amortization                                                            298           252
     Disposal of equipment                                                                      2             7
     Increase in accrued interest receivable                                                 (171)          (94)
     Deferred income tax benefit                                                              (43)         (127)
     Increase in cash surrender value life insurance policies                                (152)         (167)
     Increase in prepaid expenses and other assets                                           (123)         (159)
     Amortization of identifiable intangible assets                                            22            --
     (Decrease) increase in accrued expenses and other liabilities                           (204)            1
     Compensation cost for stock-based incentive plan                                         111            10
     ESOP shares released                                                                     121            93
                                                                                         --------      --------

   Net cash provided by operating activities                                                1,180           912
                                                                                         --------      --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                             (38,499)      (40,351)
   Proceeds from sales of available-for-sale securities                                    11,935         7,385
   Proceeds from maturities of available-for-sale securities                               29,942        31,329
   Cash and cash equivalents acquired from Windsor Locks Community Bank, FSL
     net of expenses paid of $225                                                           3,601            --
   Loan originations and principal collections, net                                       (11,732)      (13,414)
   Proceeds from maturities of interest bearing time deposits with other banks                291            --
   Recoveries of loans previously charged off                                                  --             7
   Capital expenditures                                                                       (54)       (1,212)
   Proceeds from redemption of life insurance policy                                           --            18
   Investment in life insurance policies                                                      (19)          (23)
                                                                                         --------      --------

   Net cash used in investing activities                                                   (4,535)      (16,261)
                                                                                         --------      --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years Ended March 31, 2004 and 2003
                                 (In Thousands)
                                   (continued)

                                                                                2004          2003
                                                                              --------      --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                     2,624        12,730
   Net (decrease) increase in time deposits                                     (3,120)        1,225
   Net increase in advanced payments by borrowers for taxes and insurance          185            85
   Proceeds from Federal Home Loan Bank long-term advances                       3,000         3,500
   Principal payments on Federal Home Loan Bank long-term advances              (1,216)       (1,466)
   Net increase in securities sold under agreement to repurchase                   598            --
   Proceeds from issuance of common stock                                           --         9,174
   Cost of issuance of common stock                                                 --          (670)
   Payments to acquire common stock for ESOP                                        --          (738)
                                                                              --------      --------

   Net cash provided by financing activities                                     2,071        23,840
                                                                              --------      --------

Net (decrease) increase in cash and cash equivalents                            (1,284)        8,491
Cash and cash equivalents at beginning of year                                  20,963        12,472
                                                                              --------      --------
Cash and cash equivalents at end of year                                      $ 19,679      $ 20,963
                                                                              ========      ========

Supplemental disclosures:
   Interest paid                                                              $  2,821      $  3,342
   Income taxes paid                                                               352           694
   Due to broker                                                                   806            --
   Transfer of software from premises and equipment to other assets                 50            --

Acquisition of Windsor Locks Community Bank:
   Assets acquired
     Cash and cash equivalents                                                $  3,826      $     --
     Interest-bearing time deposits with other banks                             8,759            --
     Investments in available-for-sale securities                                6,969            --
     Federal Home Loan Bank stock, at cost                                         188            --
     Loans, net of allowance for loan losses                                    16,399            --
     Premises and equipment, net                                                   355            --
     Other assets                                                                  215            --
     Identifiable intangible assets                                                886            --
                                                                              --------      --------
                                                                                37,597            --
                                                                              --------      --------

   Liabilities assumed
     Deposits                                                                   34,357            --
     Securities sold under agreements to repurchase                                190            --
     Other liabilities                                                             565            --
                                                                              --------      --------
                                                                                35,112            --
                                                                              --------      --------

   Net assets acquired                                                           2,485            --
                                                                              --------      --------

   Acquisition costs                                                             3,575            --
                                                                              --------      --------

   Goodwill                                                                   $  1,090      $     --
                                                                              ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS

New England Bancshares, Inc. (the "Company") is a federally chartered holding company formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the "Association") concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and issued 1,127,431 shares to Enfield Mutual Holding Company, raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association. The Company is a majority owned subsidiary of Enfield Mutual Holding Company, a federally chartered mutual holding company.

The Association is a federally chartered stock savings and loan association which was incorporated in 1916 and is headquartered in Enfield, Connecticut. The Association operates its business from seven banking offices located in Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer, construction, commercial and small business loans.

NOTE 2 - ACCOUNTING POLICIES

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

      USE OF ESTIMATES:

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      BASIS OF PRESENTATION:

      The accompanying consolidated financial statements include the accounts of the Company and the Association. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2004 and 2003 includes $123,000 and $25,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company classifies debt and equity securities into one of two categories: available-for-sale or held-to-maturity. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available-for-sale.

      -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

      -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

      Interest on loans is recognized on a simple interest basis.

      Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield by the interest method. Deferred amounts are recognized for fixed rate loans over the contractual life of the related loans. If the loan's stated interest rate varies with changes in an index or rate, the effective yield used by the Association for amortization is the index or rate that is in effect at the inception of the loan. Home equity line deferred fees are recognized using the straight-line method over the period the home equity line is active, assuming that borrowings are outstanding for the maximum term provided in the contract.

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

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual consumer and residential loans for impairment disclosures.

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 10 to 50 years for buildings and premises and 3 to 20 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale, are included in other expense.

      In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

      INCOME TAXES:

      The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

      EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN:

      In connection with its Executive Supplemental Retirement Plan, the Company established a Rabbi Trust to assist in the administration of the plan. The accounts of the Rabbi Trust are consolidated in the Company's financial statements. Any available-for-sale securities held by the Rabbi Trust are accounted for in accordance with SFAS No. 115. Until the plan benefits are paid, creditors may make claims against the trust's assets if the Company becomes insolvent.

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

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

      Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

      Interest-bearing time deposits with other banks: Fair values of interest-bearing time deposits with other banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

      Securities sold under agreements to repurchase: The carrying amount reported on the consolidated balance sheet for securities sold under agreements to repurchase maturing within ninety days approximate its fair value. Fair values of other securities sold under agreements to repurchase are estimated using discounted cash flow analyses based on the current rates for similar types of borrowing arrangements.

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

      STOCK-BASED COMPENSATION:

      At March 31, 2004, the Company has a stock-based incentive plan which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the years ended March 31:

                                                                             2004       2003
                                                                           --------      -----
                                                                          (Amounts in thousands)
      Net income, as reported                                              $    817      $ 708
      Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for all stock options
        granted, net of related tax effects                                     (88)       (11)
                                                                           --------      -----
      Pro forma net income                                                 $    729      $ 697
                                                                           ========      =====

      Earnings per share:
        Basic - as reported                                                $   0.40         --
        Basic - pro forma                                                  $   0.36         --
        Diluted - as reported                                              $   0.39         --
        Diluted - pro forma                                                $   0.35         --

      RECENT ACCOUNTING PRONOUNCEMENTS:

            In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

            In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

            Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

            In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

            The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

            In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      ADVERTISING COSTS:

      It is the Company's policy to expense advertising costs as incurred. Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                                      Gains In        Losses In
                                                                     Accumulated     Accumulated
                                                        Amortized       Other            Other
                                                           Cost     Comprehensive    Comprehensive    Fair
                                                          Basis         Income          Income       Value
                                                        ---------   -------------    -------------  --------
                                                                            (In Thousands)
March 31, 2004:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                            $ 12,742      $    108        $     24     $ 12,826
   Debt securities issued by states of the United
     States and political subdivisions of the states        3,831            34               1        3,864
   Corporate debt securities                                  754            40              --          794
   Mortgage-backed securities                              18,246           180              54       18,372
   Marketable equity securities                            12,020            --              49       11,971
                                                         --------      --------        --------     --------
                                                           47,593           362             128       47,827
   Money market mutual funds included in
     cash and cash equivalents                             (5,518)           --              --       (5,518)
                                                         --------      --------        --------     --------
                                                         $ 42,075      $    362        $    128     $ 42,309
                                                         ========      ========        ========     ========

                                                                      Gains In        Losses In
                                                                     Accumulated     Accumulated
                                                        Amortized       Other            Other
                                                           Cost     Comprehensive    Comprehensive    Fair
                                                          Basis         Income          Income       Value
                                                        ---------   -------------    -------------  --------
                                                                            (In Thousands)
March 31, 2003:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                            $  7,175      $     66         $     15     $  7,226
   Debt securities issued by states of the United
     States and political subdivisions of the states          818             6               --          824
   Corporate debt securities                                  853            27               17          863
   Mortgage-backed securities                              21,683           198               71       21,810
   Marketable equity securities                            15,233            --                9       15,224
                                                         --------      --------         --------     --------
                                                           45,762           297              112       45,947
   Money market mutual funds included in
     cash and cash equivalents                             (7,879)           --               --       (7,879)
                                                         --------      --------         --------     --------
                                                         $ 37,883      $    297         $    112     $ 38,068
                                                         ========      ========         ========     ========

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2004:

                                                           Fair
                                                          Value
                                                        ----------
                                                      (In Thousands)
Due after one year through five years                    $   603
Due after five years through ten years                     6,949
Due after ten years                                        9,932
Mortgage-backed securities                                18,372
                                                         -------
                                                         $35,856
                                                         =======

Proceeds from sales of available-for-sale securities for the year ended March 31, 2004 were $11.9 million. Gross realized gains on those sales amounted to $87,000 and no gross realized losses were recognized. Proceeds from sales of available-for-sale securities for the year ended March 31, 2003 were $7.4 million. Gross realized gains on those sales amounted to $67,000 and gross realized losses on those sales amounted to $1,000.

The tax expense applicable to the net realized gains in the years ended March 31, 2004 and 2003 amounted to $34,000 and $26,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of capital were as follows as of March 31, 2004:

                                                   Amortized
                                                      Cost             Fair
                                                     Basis             Value
                                                   ----------        ---------
                                                          (In Thousands)
                Issuer
         ----------------------
         Asset Management Fund                      $11,308           $11,259

As of March 31, 2004, securities with a carrying amount of $2.0 million were pledged to secure securities sold under agreements to repurchase.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31, 2004:

                                                 Less than 12 Months        12 Months or Longer             Total
                                                ----------------------    ----------------------    ----------------------
                                                 Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                                                 Value        Losses       Value        Losses       Value        Losses
                                                --------    ----------    --------    ----------    --------    ----------
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                 $  2,025     $     24     $     --     $     --     $  2,025     $     24
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                     599            1           --           --          599            1
Mortgage-backed securities                         6,925           54           --           --        6,925           54
Marketable equity securities                          --           --        6,453           49        6,453           49
                                                --------     --------     --------     --------     --------     --------
       Total temporarily impaired securitie     $  9,549     $     79     $  6,453     $     49     $ 16,002     $    128
                                                ========     ========     ========     ========     ========     ========

Management has assessed the fifty five securities which are classified as available for sale and in an unrealized loss position at March 31, 2004 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the historically low interest rate environment and not to the credit deterioration of the individual issuer.

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                        2004             2003
                                                     ---------         --------
                                                            (In Thousands)
Mortgage loans:
   Residential loans:
     One-to-four family                              $  82,748         $ 63,726
     Multi-family                                        6,789            5,256
   Commercial real estate                               15,726           13,378
   Construction loans                                   10,324            4,625
                                                     ---------         --------
           Total mortgage loans                        115,587           86,985
Consumer loans                                           1,467            1,629
Commercial loans                                         6,004            6,262
                                                     ---------         --------
                                                       123,058           94,876
Deferred loan origination fees, net                       (353)            (287)
Allowance for loan losses                               (1,301)          (1,008)
                                                     ---------         --------
           Loans, net                                $ 121,404         $ 93,581
                                                     =========         ========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association during the year ended March 31, 2004. Total loans to such persons and their companies amounted to $1.6 million as of March 31, 2004. During the year ended March 31, 2004, principal payments totaled $511,000 and principal advances amounted to $144,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                            2004          2003
                                                          -------       -------
                                                              (In Thousands)
Balance at beginning of period                            $ 1,008       $   773
Provision for loan losses                                     240           240
Allowance acquired through business combination               160            --
Recoveries of loans previously charged off                     --             7
Loans charged off                                            (107)          (12)
                                                          -------       -------
Balance at end of period                                  $ 1,301       $ 1,008
                                                          =======       =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                           2004          2003
                                                          -------       -------
                                                             (In Thousands)
Nonaccrual loans                                          $   937       $   240
                                                          =======       =======

Accruing loans which are 90 days or more overdue          $   411       $     5
                                                          =======       =======

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of March 31:

                                                                                2004                          2003
                                                                      ------------------------      --------------------------
                                                                      Recorded      Related         Recorded        Related
                                                                      Investment    Allowance       Investment      Allowance
                                                                      In Impaired   For Credit      In Impaired     For Credit
                                                                      Loans         Losses          Loans           Losses
                                                                      -----------   ----------      -----------     ----------
                                                                                          (In Thousands)
Loans for which there is a related allowance for credit losses        $755          $149            $159            $ 36

Loans for which there is no related allowance for credit losses         --            --              --
                                                                      ----          ----            ----            ----

           Totals                                                     $755          $149            $159            $ 36
                                                                      ====          ====            ====            ====

Average recorded investment in impaired loans during the
   year ended March 31                                                $299                          $124
                                                                      ====                          ====

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                           $ 11                          $  9
                                                                      ====                          ====
           Amount recognized using a cash-basis method
              of accounting                                           $ 11                          $  9
                                                                      ====                          ====

NOTE 5 - PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment as of March 31:

                                                           2004           2003
                                                         -------        -------
                                                             (In Thousands)
Land                                                     $   268        $   268
Buildings and building improvements                        2,172          1,902
Furniture, fixtures and equipment                          1,505          1,698
Leasehold improvements                                       380            554
                                                         -------        -------
                                                           4,325          4,422
Accumulated depreciation and amortization                 (1,682)        (1,838)
                                                         -------        -------
                                                         $ 2,643        $ 2,584
                                                         =======        =======
NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $14.2 million and $11.5 million as of March 31, 2004 and 2003, respectively. Deposits greater than $100,000 are not federally insured.

For time deposits as of March 31, 2004, the scheduled maturities for each of the following five years ended March 31, are:

                                                        (In Thousands)
                  2005                                     $57,153
                  2006                                      10,995
                  2007                                       3,068
                  2008                                       6,356
                  2009                                       5,150
                                                           -------
                    Total                                  $82,722
                                                           =======

Deposits from related parties held by the Company as of March 31, 2004 and 2003 amounted to $1.9 million and $1.3 million, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2004 are summarized as follows:

                                                            AMOUNT
                                                        (In Thousands)
                  2005                                     $ 2,764
                  2006                                       1,314
                  2007                                       2,298
                  2008                                       1,747
                  2009                                       1,257
                  Thereafter                                   546
                                                           -------
                                                           $ 9,926
                                                           =======

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties, certain unencumbered investment securities and other qualified assets.

At March 31, 2004, the interest rates on FHLB advances ranged from 2.67% to 4.61%. At March 31, 2004, the weighted average interest rate on FHLB advances was 3.73%.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2004 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of collateralized mortgage obligations. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 9 - INCOME TAXES

The components of the net deferred tax assets are as follows for the years ended March 31:

                                                           2004           2003
                                                         -------        -------
                                                              (In Thousands)
Current:
   Federal                                               $   266        $   370
   State                                                      86             63
                                                         -------        -------
                                                             352            433
                                                         -------        -------
Deferred:
   Federal                                                   (38)           (96)
   State                                                      (5)           (31)
                                                         -------        -------
                                                             (43)          (127)
                                                         -------        -------
     Total income tax expense                            $   309        $   306
                                                         =======        =======

The reasons for the difference between the tax at the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended March 31:

                                                           2004           2003
                                                         -------        -------
Provision at statutory rate                                 34.0%          34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                               (3.5)          (2.7)
   Nontaxable life insurance income                         (4.7)          (5.7)
   Other adjustments                                        (3.1)           2.5
State tax, net of federal tax benefit                        4.7            2.1
                                                         -------        -------
     Effective tax rates                                    27.4%          30.2%
                                                         =======        =======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                               2004         2003
                                                                               ----         ----
                                                                                 (In Thousands)
Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve              $   507      $   393
   Deferred loan origination fees                                                 137          112
   Deferred compensation                                                          183          145
                                                                              -------      -------
           Gross deferred tax assets                                              827          650
                                                                              -------      -------

Deferred tax liabilities:
   Net unrealized holding gain on available-for-sale securities                   (91)         (72)
   Premises and equipment, principally due to differences in depreciation        (100)         (40)
   Net mark-to-market adjustments                                                (270)          --
   Other                                                                          (29)          (4)
                                                                              -------      -------
           Gross deferred tax liabilities                                        (490)        (116)
                                                                              -------      -------
Net deferred tax assets                                                       $   337      $   534
                                                                              =======      =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2004.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2004.

On December 12, 2003 the Company completed the acquisition of Windsor Locks Community Bank, FSL as described in Note 18. As part of the acquisition the Company recorded a net deferred tax asset of approximately $49,000 for ordinary timing differences and a net deferred tax liability of approximately $270,000 for mark-to-market adjustments required under purchase accounting rules.

NOTE 10 - BENEFIT PLANS

The Company has a noncontributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Company contributed $366,000 and $71,000 to the plan during the years ended March 31, 2004 and 2003, respectively. The Company's plan is part of a multi-employer plan for which detail as to the Company's relative position is not readily determinable.

The Company maintains the Enfield Federal Savings and Loan Association Director Fee Continuation Plan to provide current nonemployee directors with a retirement income supplement. Future directors may not participate in this plan. Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments. The retirement plan has a projected benefit obligation of $139,000 and $126,000 as of March 31, 2004 and 2003, respectively. The Company has funded the plan through the purchase of life insurance policies under which the Company is the beneficiary. The cost of the retirement plan that was charged to expense during the years ended March 31, 2004 and 2003 was $16,000 and $23,000, respectively.

The Company sponsors a 401(k) Plan whereby the Company matches 50% of the first 6% of employee contributions. During the years ended March 31, 2004 and 2003 the Company contributed $45,000 and $32,000, respectively under this plan. Effective February 1, 2002, the Company amended the 401(k) Plan in its entirety into the Enfield Federal Savings and Loan Association Employees' Savings & Profit Sharing Plan and Trust (the "401(k) Plan"), under which participants in the 401(k) Plan are permitted to direct that all or part of their interest in the 401(k) Plan be invested in shares of the common stock of the Company.

The Company provided term life insurance for two former employees and has agreed to provide the insurance until they attain the age of 65. The Company is not a beneficiary under the policies. Annual premiums were approximately $5,000 and $14,000 for the years ended March 31, 2004 and 2003, respectively. One former employee reached the age of 65 during the year ended March 31, 2003 and the other during the year ended March 31, 2004, and the post-retirement benefits have been terminated.

The Company also provides limited medical benefits to two early retirees and their spouses meeting certain service requirements and only during the period in which they are 62 to 65 years old. No other early retirees will be provided this benefit. The accumulated post retirement benefit obligation is immaterial as of March 31, 2004 and 2003. The expense of these benefits to the Company for the years ended March 31, 2004 and 2003 was approximately $13,000 and $15,000, respectively. One early retiree reached the age of 65 during the year ended March 31, 2003, and the other during the year ended March 31, 2004, and the post-retirement benefit for these individuals have been terminated.

The Company has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Company. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 180 months. Following the initial 180 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Company has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policy amounted to $149,000 and $168,000 for the years ended March 31, 2004 and 2003, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Company for the years ended March 31, 2004 and 2003 was $83,000 and $70,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2004 and 2003 in the amounts of $315,000 and $232,000, respectively.

The Company formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the balance sheets. As of March 31, 2004 and 2003, total assets in the Rabbi Trust were $3.6 million and $3.4 million, respectively.

The Company adopted the Enfield Federal Savings & Loan Association Supplemental Executive Retirement Plan (SERP), effective June 4, 2002. The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan.

The Company entered into an employment agreement with its President. The employment agreement provides for the continued payment of specified compensation and benefits for specified periods. The agreement also provides for termination by the Company for cause (as defined in the agreements) at any time. The employment agreement provides for the payment, under certain circumstances, of amounts upon termination following a "change in control" as defined in the agreement. The agreement also provides for certain payments in the event of the officer's termination for other than cause and in the case of voluntary termination.

NOTE 11 - STOCK COMPENSATION PLAN

In 2003, the Company adopted the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (the "Plan") which includes grants of options to purchase Company stock and awards of Company stock.

The number of shares of common stock reserved for grants and awards under the Plan is 200,000, consisting of 142,857 shares for stock options and 57,143 shares for stock awards. All employees and outside directors of the Company are eligible to participate in the Plan.

The Plan defines the stock option exercise price as the fair market value of the Company stock at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The Company determines the vesting schedule for the stock options and the stock options granted in 2003 vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2003. No options were granted in fiscal year 2004.

Dividend yield                                                           0%
Expected life                                                      10 years
Expected volatility                                                   18.8%
Risk-free interest rate                                               4.34%

A summary of the status of Plan as of March 31, 2004 and 2003 and changes during the years then ended is presented below:

                                                          2004                        2003
                                              ---------------------------   ---------------------------
                                                         Weighted-Average              Weighted-Average
                                               Shares     Exercise Price     Shares     Exercise Price
                                               ------    ----------------    ------    ----------------
Outstanding at beginning of year               92,568         $15.15             --
Granted                                            --                        92,568         $15.15
Forfeited                                          --                            --
Expired                                            --                            --
                                               ------                        ------
Outstanding at end of year                     92,568         $15.15         92,568         $15.15
                                               ======                        ======

Options exercisable at year-end                18,514                            --
Weighted-average fair value of options
   granted during the year                                        --                        $ 6.27

The following table summarizes information about fixed stock options outstanding as of March 31, 2004:

                      Options Outstanding                            Options Exercisable
     -----------------------------------------------------    --------------------------------

         Number      Weighted-Average                           Number
      Outstanding        Remaining        Weighted-Average     Exercisable    Weighted-Average
     as of 3/31/04   Contractual Life      Exercise Price     as of 3/31/04    Exercise Price
     -------------   ----------------     ----------------    -------------   ----------------
       92,568           8.9 years              $15.15             18,514             $15.15

Under the Plan, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five-year period whereby the restrictions lapse on 20% of these shares annually. Upon issuance of stock under the Plan, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year restriction period. The Company determines the date on which the stock awards granted to a participant vest and any terms or conditions which must be satisfied prior to the vesting of any stock award. In February 2003, 36,421 shares were awarded under the Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $111,000 and $10,000 for the years ended March 31, 2004 and 2003, respectively.

Upon a change in control as defined in the Plan, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and any further restrictions lapse.

NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

On June 4, 2002, the date the reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (ESOP) effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in ten equal installments of $93,000 commencing on December 31, 2002 through December 31, 2011. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2004 and 2003 was $130,000 and $122,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                        2004              2003
                                                     ----------         --------
Allocated shares                                         14,060            7,379
Unreleased shares                                        59,040           66,416
                                                     ----------         --------
Total ESOP shares                                        73,100           73,795
                                                     ==========         ========

Fair value of unreleased shares                      $1,298,880         $990,000
                                                     ==========         ========

NOTE 13 - REGULATORY MATTERS

The Company, as a savings and loan holding company, is not subject to capital requirements. The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2004, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                                Actual      Adequacy Purposes      Action Provisions
                                                       -----------------   -------------------    ------------------
                                                       Amount      Ratio   Amount        Ratio    Amount       Ratio
                                                       ------      -----   ------        -----    ------       -----
                                                                        (Dollar Amounts in Thousands)
As of March 31, 2004:

   Total Capital (to Risk Weighted Assets)              $24,892     23.83%   $8,357       > 8.0%   $10,446    > 10.0%
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 23,591     11.74     3,015       > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            23,591     11.74     8,039       > 4.0     10,049     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              23,591     22.58       N/A       N/A        6,268     > 6.0
                                                                                                               -

As of March 31, 2003:

   Total Capital (to Risk Weighted Assets)               22,329     27.24     6,559       > 8.0      8,198    > 10.0
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 21,321     13.25     2,415       > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            21,321     13.25     6,439       > 4.0      8,049     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              21,321     26.01       N/A       N/A        4,919     > 6.0
                                                                                                               -

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

NOTE 14 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

                                                                Income        Shares        Per-Share
                                                              (Numerator)  (Denominator)     Amount
                                                              -----------  -------------     ------
                                                            (In Thousands)
Year ended March 31, 2004
   Basic EPS
     Net income and income available to common stockholders       $817       2,037,769        $ .40
     Effect of dilutive securities options                          --          52,416
                                                                  ----       ---------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                        $817       2,090,185        $ .39
                                                                  ====       =========

Because the formation of the Company was completed on June 4, 2002, per share earnings data is not meaningful for prior comparative periods and is therefore not presented.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2005 and 2013. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2004:

           Year Ended March 31                            (In Thousands)
           -------------------
                  2005                                          $101
                  2006                                            58
                  2007                                            41
                  2008                                            38
                  2009                                            18
                  Thereafter                                      56
                                                                ----
                    Total minimum lease payments                $312
                                                                ====

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $125,000 and $106,000 for the years ended March 31, 2004 and 2003, respectively.

NOTE 16 - FINANCIAL INSTRUMENTS

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2004 and 2003, the maximum potential amount of the Company's obligation was $10,000 for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                      2004                      2003
                                                              ----------------------    ----------------------
                                                              Carrying    Estimated     Carrying    Estimated
                                                               Amount     Fair Value     Amount     Fair Value
                                                              --------    ----------    --------    ----------
                                                                               (In Thousands)
Financial assets:
   Cash and cash equivalents                                  $ 19,679     $ 19,679     $ 20,963     $ 20,963
   Interest-bearing time deposits with other banks               8,450        8,813           --           --
   Available-for-sale securities                                42,309       42,309       38,068       38,068
   Federal Home Loan Bank stock                                  1,008        1,008          820          820
   Loans, net                                                  121,404      125,697       93,581       96,512
   Accrued interest receivable                                     788          788          489          489

Financial liabilities:
   Deposits                                                    162,790      163,854      128,953      130,220
   Advanced payments by borrowers for taxes and insurance          536          536          351          351
   FHLB advances                                                 9,926       10,095        8,142        8,354
   Securities sold under agreements to repurchase                  788          799           --           --

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                          2004             2003
                                                         ------           ------
                                                             (In Thousands)
Commitments to originate loans                           $3,101           $2,402
Standby letters of credit                                    10               10
Unadvanced portions of loans:
   Construction                                           3,268            1,907
   Home equity                                            1,380              984
   Commercial lines of credit                             1,564            1,583
                                                         ------           ------
                                                         $9,323           $6,886
                                                         ======           ======

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 17 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Association's business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 18 - ACQUISITION OF WINDSOR LOCKS COMMUNITY BANK, FSL

On December 12, 2003, the Association acquired Windsor Locks Community Bank, FSL ("Windsor Locks") (the "Acquisition"). Neither the Association nor the Company was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank's members, in the merger. However, the Company was required to issue additional shares of its common stock to Enfield Mutual Holding Company in an amount equal to the value of Windsor Locks determined by an independent appraisal. The aggregate acquisition cost of Windsor Locks was $3.6 million which consisted of 171,355 shares of the Company's common stock valued at $3.4 million issued to Enfield Mutual Holding Company and $225,000 in expenses related to the acquisition.

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. During the appraisal process, an identifiable intangible asset of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and will be analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks are included in the Company's consolidated financial statements beginning on the acquisition date.

NOTE 19 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

                          NEW ENGLAND BANCSHARES, INC.
                              (Parent Company Only)

                                 Balance Sheets

                             March 31, 2004 and 2003
                                 (In Thousands)

ASSETS                                                                        2004        2003
------                                                                     -------     -------
Cash on deposit with Enfield Federal Savings and Loan Association          $ 1,030     $ 1,023
Investment in subsidiary, Enfield Federal Savings and Loan Association      25,737      21,443
Loan to ESOP                                                                   605         666
Accrued interest receivable                                                      7           8
Due from subsidiary                                                            196          10
Income taxable receivable                                                       19          --
                                                                           -------     -------
           Total assets                                                    $27,594     $23,150
                                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                          $    --     $    --
Stockholders' equity                                                        27,594      23,150
                                                                           -------     -------
           Total liabilities and stockholders' equity                      $27,594     $23,150
                                                                           =======     =======

                          NEW ENGLAND BANCSHARES, INC.
                              (Parent Company Only)

                              Statements of Income

                   For the Years Ended March 31, 2004 and 2003

                                 (In Thousands)

                                                                                         2004       2003
                                                                                        -----      -----
Interest income                                                                         $  31      $  28
Other expense                                                                              86         32
                                                                                        -----      -----
Loss before income tax benefit and equity in undistributed net income of subsidiary       (55)        (4)
Income tax benefit                                                                        (19)        (1)
                                                                                        -----      -----
Loss before equity in undistributed net income of subsidiary                              (36)        (3)
Equity in undistributed net income of subsidiary                                          853        634
                                                                                        -----      -----
Net income                                                                              $ 817      $ 631
                                                                                        =====      =====

                          NEW ENGLAND BANCSHARES, INC.
                              (Parent Company Only)

                            Statements of Cash Flows

                   For the Years Ended March 31, 2004 and 2003

                                 (In Thousands)

                                                                                      2004         2003
                                                                                     -------      -------
Cash flows from operating activities:
   Net income                                                                        $   817      $   631
   Adjustments to reconcile net income to net cash used in operating activities:
     Decrease (increase) in accrued interest receivable                                    1           --
     Increase in income taxes receivable                                                 (19)          (8)
     Undistributed net income of subsidiary                                             (853)        (634)
                                                                                     -------      -------

   Net cash used in operating activities                                                 (54)         (11)
                                                                                     -------      -------

Cash flows from investing activities:
   Investment in subsidiary, Enfield Federal Savings and Loan Association                 --       (6,804)
   Loan to ESOP                                                                           --         (738)
   Principal payments received on loan to ESOP                                            61           72
                                                                                     -------      -------

   Net cash used in investing activities                                                  61       (7,470)
                                                                                     -------      -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 --        9,174
   Cost of issuance of common stock                                                       --         (670)
                                                                                     -------      -------

   Net cash provided by financing activities                                              --        8,504
                                                                                     -------      -------

Net increase in cash and cash equivalents                                                  7        1,023
Cash and cash equivalents at beginning of period                                       1,023           --
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $ 1,030      $ 1,023
                                                                                     =======      =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

      The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Directors' Compensation" and "Proposal 1: Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

Executive Officers

      Certain executive officers of the Association also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and Association relate primarily to their duties as to the Association. The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The executive officers of the Company currently are as follows:

Name                   Age(1)                              Position(s)
------------           ------  ------------------------------------------------------------------------
David J. O'Connor        57    President, Chief Executive Officer and Director of New England
                                 Bancshares and Chief Executive Officer and Director of Enfield Federal
Frederick J. Stroiney    64    President and Director of Enfield Federal
John F. Parda            55    Senior Vice President and Senior Loan Officer of Enfield Federal
Scott D. Nogles          34    Senior Vice President and Chief Financial Officer of New England
                               Bancshares and Enfield Federal

-----------------------------

(1)   As of March 31, 2004.

      David J. O'Connor. Mr. O'Connor has been the Chief Executive Officer and Director of Enfield Federal since 1999 and of New England Bancshares since 2002. Mr. O'Connor also served as the Company's and Enfield Federal's Chief Financial Officer from 1999 to April 2004. Mr. O'Connor has over 30 years of banking experience in New England. Prior to joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire.

      Frederick J. Stroiney. Mr. Stroiney has been the President and Director of Enfield Federal since 2003. Prior to joining Enfield Federal, he was the President, Chief Executive Officer and Director of Windsor Locks Community Bank, FSL. Mr. Stroiney has over 40 years of banking experience in Connecticut.

      John F. Parda. Mr. Parda joined Enfield Federal in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001. Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions. Prior to joining Enfield Federal, he was a Vice President and Commercial Loan Officer with the former First International Bank, now a subsidiary of UPS Capital, a lender specializing in government guaranteed loans.

      Scott D. Nogles. Mr. Nogles joined New England Bancshares and Enfield Federal in 2004 as Senior Vice President and Chief Financial Officer. Prior to joining Enfield Federal, he was Vice President and Chief Financial Officer of Luzerne National Bank in Luzerne, Pennsylvania. Mr. Nogles has an MBA from the University of Connecticut and is a CPA.

Compliance with Section 16(a) of the Exchange Act

      Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Disclosure of Financial Expert

      The information relating to disclosure of a financial expert of the Company's Audit Committee is incorporated by reference to the section captioned "Corporate Governance--Committees of the Board of Directors--Audit Committee" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to the sections captioned "Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Additionally, the information about the Company's equity compensation plans is contained below.

--------------------------------------------------------------------------------------------------------------------
Plan category                 Number of securities         Weighted-average exercise    Number of securities
                              to be issued upon exercise   price of outstanding         remaining available for
                              of outstanding options,      options, warrants and        future issuance under
                              warrants and rights          rights                       equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
                              (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            92,568                       $15.15                        5,289
--------------------------------------------------------------------------------------------------------------------
Total                                   92,568                       $15.15                        5,289
--------------------------------------------------------------------------------------------------------------------

      The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

      For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Business Conduct" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 660 Enfield Street, Enfield, Connecticut 06082.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)

          Exhibits

             3.1     Charter of New England Bancshares, Inc.(1)

             3.2     Bylaws of New England Bancshares, Inc.(2)

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

             10.7 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (1)

             10.8    Split Dollar Arrangement with David J. O'Connor (1)

             10.9    New England Bancshares, Inc. 2003 Stock-Based Incentive
                     Plan (4)

             23.1    Consent of Shatswell, MacLeod & Company, P.C.

             31.1 Rule 13a-14(a) /15d-14(a) Certification of Chief Executive Officer

             31.2 Rule 13a-14(a) /15d-14(a) Certification of Chief Financial Officer

             32.1    Section 1350 Certification of Chief Executive Officer

             32.2    Section 1350 Certification of Chief Financial Officer

-----------------
(1) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.

(2) Incorporated by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 2003.

(3) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

(4) Incorporated herein by reference into this document from the appendix to the proxy statement filed on December 2, 2002.

(b)   Reports on Form 8-K

            On February 11, 2004, the Company filed a Form 8-K/A in which it provided certain unaudited historical and pro forma financial statements of Windsor Locks Community Bank.

Item 14. Principal Accountant Fees and Services

      The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 2--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        New England Bancshares, Inc.


Date: June 29, 2004                     By:/s/David J. O'Connor
                                           ------------------------------------
                                            David J. O'Connor
                                            President, Chief Executive Officer
                                            and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/David J. O'Connor                                    /s/Scott D. Nogles
----------------------------------------                -------------------------------------------------
David J. O'Connor, President, Chief Executive           Scott D. Nogles, Senior Vice President and Chief
   Officer and Director (principal executive officer)     Financial Officer (principal financial and
                                                          accounting officer)

Date: June 29, 2004                                     Date: June 29, 2004

/s/Peter T. Dow                                         /s/Lucien P. Bolduc
---------------------------------------                 -------------------------------------------------
Peter T. Dow, Chairman of the Board                     Lucien P. Bolduc, Director

Date: June 29, 2004                                     Date: June 29, 2004

                                                        /s/Myron J. Marek
----------------------------------------                -------------------------------------------------
William C. Leary, Director                              Myron J. Marek, Director

Date:                                                   Date: June 29, 2004

/s/Dorothy K. McCarty                                   /s/Richard K. Stevens
----------------------------------------                -------------------------------------------------
Dorothy K. McCarty, Director                            Richard K. Stevens, Director

Date: June 29, 2004                                     Date: June 29, 2004

/s/Richard M. Tatoian
----------------------------------------
Richard M. Tatoian, Esq., Director

Date: June 29, 2004