Form 10QSB
period 2004-06-30
NEW ENGLAND BANCSHARES INC
filed 2004-08-11
CIK 1166760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (860) 253-5200
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

      The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets at June 30, 2004
 and March 31, 2004 (Unaudited)............................................   1

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2004 and 2003 (Unaudited).............   2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2004 and 2003 (Unaudited).............   3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..   4

Item 2.  Management's Discussion and Analysis or Plan of Operation.........   7

Item 3.  Controls and Procedures...........................................  13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  13
Item 2.  Changes in Securities and Small Business Issuer Purchases of
           Equity Securities...............................................  13
Item 3.  Defaults Upon Senior Securities...................................  13
Item 4.  Submission of Matters to a Vote of Security Holders...............  13
Item 5.  Other Information.................................................  13
Item 6.  Exhibits and Reports on Form 8-K..................................  14

SIGNATURES ................................................................  15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                    June 30,     March 31,
                                                                                      2004         2004
                                                                                   -----------------------
                                                                                         (Unaudited)
ASSETS:
 Cash and due from banks ......................................................    $   6,244     $   8,421
 Interest-bearing demand deposits with other banks ............................          161           170
 Federal funds sold ...........................................................       10,000         5,570
 Money market mutual funds ....................................................        5,964         5,518
                                                                                   ---------     ---------
       Total cash and cash equivalents ........................................       22,369        19,679
 Interest bearing time deposits with other banks (at fair value) ..............        7,913         8,450
 Investments in available-for-sale securities (at fair value) .................       44,060        42,309
 Federal Home Loan Bank stock, at cost ........................................        1,008         1,008
 Loans, net of allowance for loan losses of $1,333 as of June 30, 2004 and
    $1,301 as of March 31, 2004 ...............................................      123,742       121,404
 Premises and equipment, net ..................................................        2,614         2,643
 Accrued interest receivable ..................................................          796           788
 Deferred income taxes ........................................................          845           337
 Cash surrender value of life insurance .......................................        3,776         3,736
 Identifiable intangible assets ...............................................          842           864
 Goodwill .....................................................................        1,090         1,090
 Other assets .................................................................          559           860
                                                                                   ---------     ---------
       Total assets ...........................................................    $ 209,614     $ 203,168
                                                                                   =========     =========

LIABILITIES AND CAPITAL ACCOUNTS
 Deposits:
      Noninterest-bearing .....................................................    $  14,339     $  11,041
      Interest-bearing ........................................................      156,120       151,749
                                                                                   ---------     ---------
          Total deposits ......................................................      170,459       162,790
 Advanced payments by borrowers for taxes and insurance .......................        1,024           536
 Federal Home Loan Bank advances ..............................................        9,615         9,926
 Securities sold under agreements to repurchase ...............................          620           788
 Due to broker ................................................................           --           806
 Other liabilities ............................................................          820           728
                                                                                   ---------     ---------
       Total liabilities ......................................................      182,538       175,574
                                                                                   ---------     ---------

 Capital accounts:
    Preferred stock, par value $.01 per share: 1,000,000 shares
    authorized; none issued ...................................................           --            --
    Common stock, par value $.01 per share: 10,000,000 shares authorized;
            2,257,651 shares issued and outstanding ...........................           23            23
    Paid-in-capital ...........................................................       12,465        12,465
    Retained earnings .........................................................       16,225        15,985
    Accumulated other comprehensive income ....................................         (642)          143
    Unearned ESOP shares, 59,040 shares .......................................         (590)         (590)
    Unearned shares, stock-based incentive plan, 29,137 shares ................         (405)         (432)
                                                                                   ---------     ---------
       Total capital accounts .................................................       27,076        27,594
                                                                                   ---------     ---------
       Total liabilities and capital accounts .................................    $ 209,614     $ 203,168
                                                                                   =========     =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

           For the Three Months Ended June 30, 2004 and June 30, 2003
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                                 2004       2003
                                                                               -------    -------
Interest and dividend income:
      Interest and fees on loans ..........................................    $ 1,949    $ 1,696
      Interest and dividends on securities:
         Taxable ..........................................................        348        317
         Tax-exempt .......................................................         41         17
         Dividends on Federal Home Loan Bank stock ........................          6          6
      Interest on federal funds sold, interest-bearing deposits and
            dividends on marketable equity securities .....................        115         26
                                                                               -------    -------
               Total interest and dividend income .........................      2,459      2,062
                                                                               -------    -------

Interest expense:
      Interest on deposits ................................................        616        653
      Interest on advanced payments by borrowers for
            taxes and insurance ...........................................         --         --
      Interest on Federal Home Loan Bank advances .........................         90         80
      Interest on securities sold under agreements to repurchase ..........          3         --
                                                                               -------    -------
         Total interest expense ...........................................        709        733
                                                                               -------    -------
         Net interest and dividend income .................................      1,750      1,329
Provision for loan losses .................................................         60         60
                                                                               -------    -------
      Net interest and dividend income after provision for loan losses ....      1,690      1,269
                                                                               -------    -------

Noninterest income:
      Service charges on deposit accounts .................................         81         58
      Gain on sales and calls of available-for-sale securities, net .......         16         37
      Increase in cash surrender value of life insurance policies .........         36         43
      Other income ........................................................         30         13
                                                                               -------    -------
            Total noninterest income ......................................        163        151
                                                                               -------    -------
Noninterest expense:
      Salaries and employee benefits ......................................        881        656
      Occupancy and equipment expense .....................................        215        199
      Advertising and promotion ...........................................         40         24
      Professional fees ...................................................         45         86
      Data processing expense .............................................         62         44
      Stationery and supplies .............................................         29         15
      Amortization of identifiable intangible assets ......................         22         --
      Other expense .......................................................        195        193
                                                                               -------    -------
            Total noninterest expense .....................................      1,489      1,217
                                                                               -------    -------
            Income before income taxes ....................................        364        203
      Income taxes ........................................................        124         60
                                                                               -------    -------
            Net income ....................................................    $   240    $   143
                                                                               =======    =======

Earnings per share:
     Basic                                                                     $  0.11    $  0.07
     Diluted                                                                   $  0.11    $  0.07

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                              2004         2003
                                                                                            --------     --------
Cash flows from operating activities:
   Net income ..........................................................................    $    240     $    143
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net accretion of fair value adjustments ..........................................         (24)          --
      Amortization of securities, net ..................................................          55           92
      Gain on sales and calls of available-for-sale securities, net ....................         (16)         (37)
      Provision for loan losses ........................................................          60           60
      Change in deferred loan origination fees .........................................          --           23
      Depreciation and amortization ....................................................          72           69
      Increase in accrued interest receivable ..........................................          (8)         (35)
      Deferred income tax benefit ......................................................          (6)         (12)
      Increase in cash surrender value life insurance policies .........................         (40)         (43)
      Decrease in prepaid expenses and other assets ....................................         301           63
      Amortization of identifiable intangible assets ...................................          22           --
      Increase in accrued expenses and other liabilities ...............................          92           54
      Compensation cost for stock-based incentive plan .................................          27           28
                                                                                            --------     --------
   Net cash provided by operating activities ...........................................         775          405
                                                                                            --------     --------

Cash flows from investing activities:
      Purchases of available-for-sale securities .......................................     (10,203)     (15,675)
      Proceeds from sales of available-for-sale securities .............................       1,615        3,080
      Proceeds from maturities of available-for-sale securities ........................       4,705        7,815
      Loan originations and principal collections, net .................................      (2,398)        (681)
      Proceeds from maturities of interest bearing time deposits with other banks ......         537           --
      Capital expenditures - premises and equipment ....................................         (43)          --
      Investments in life insurance policies ...........................................          --           (2)
                                                                                            --------     --------

      Net cash used in investing activities ............................................      (5,787)      (5,463)
                                                                                            --------     --------

Cash flows from financing activities:
      Net increase in demand, NOW and savings accounts .................................       5,480          965
      Net increase in time deposits ....................................................       2,213          843
      Net increase in advanced payments by borrowers for taxes and insurance ...........         488          331
      Principal payments on Federal Home Loan Bank long-term advances ..................        (311)        (299)
      Net decrease in securities sold under agreement to repurchase ....................        (168)          --
      Recovery of expenditure relating to initial public offering ......................          --           18
                                                                                            --------     --------

Net cash provided by financing activities ..............................................       7,702        1,858
                                                                                            --------     --------

Net increase (decrease) in cash and cash equivalents ...................................       2,690       (3,200)
Cash and cash equivalents at beginning of period .......................................      19,679       20,963
                                                                                            --------     --------
Cash and cash equivalents at end of period .............................................    $ 22,369     $ 17,763
                                                                                            ========     ========

Supplemental disclosures:
      Interest paid ....................................................................    $    709     $    734
      Income taxes paid ................................................................          --           --
      Due to broker ....................................................................        (806)          --

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

      The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the consummation date. During the appraisal process, a core deposit premium of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and will be analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks are included in the Company's consolidated financial statements beginning on the acquisition date.

      The Association, a federally chartered savings and loan association headquartered in Enfield, Connecticut, operates from its seven full-service branch offices in Broad Brook, Enfield, Manchester, Windsor Locks and Suffield, Connecticut. The Association provides banking products and services to individuals and small businesses, including residential and commercial mortgages, commercial loans, consumer loans, and a variety of deposit instruments.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2005.

      While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended March 31, 2004.

      The condensed consolidated balance sheet as of March 31, 2004 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States.

NOTE 3 - Earnings Per Share

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

                                                    Quarter Ended June 30,
      (In thousands, except per share data)           2004          2003
                                                   ----------    ----------
      Net income                                   $      240    $      143
      Weighted average common shares
        outstanding for computation of basic
        EPS                                         2,169,474     1,983,459
      Effect of dilutive stock options and
        stock awards                                   49,484            --
                                                   ----------    ----------
      Weighted average common shares for
        computation of diluted EPS                  2,218,958     1,983,459
                                                   ==========    ==========
      Earnings per share:
        Basic                                      $     0.11    $     0.07
        Diluted                                    $     0.11    $     0.07

NOTE 4 - Recent Accounting Pronouncements

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

NOTE 5 - Stock-Based Incentive Plan

      At June 30, 2004, the Company had a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 for the three months ended June 30, 2004 and 2003.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended June 30, 2004 and 2003.

                                                                 2004               2003
                                                                 ----               ----
                                                      (Amounts in thousands, except per share data)
Net income, as reported                                        $   240            $   143
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                       20                 --
                                                               -------            -------
Pro forma net income                                           $   220            $   143
                                                               -------            -------

Earnings per share:
        Basic - as reported                                    $  0.11            $  0.07
        Basic - pro forma                                         0.10               0.07
        Diluted - as reported                                     0.11               0.07
        Diluted - pro forma                                       0.10               0.07

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

      Comparison of Financial Condition at June 30, 2004 and March 31, 2004

Assets

      Total assets of the Company were $209.6 million at June 30, 2004, an increase of $6.4 million or 3.2%, compared to $203.2 million at March 31, 2004. The increase in assets was caused primarily by a $2.7 million increase in cash and cash equivalents, a $2.3 million increase in net loans, and a $1.8 million increase in available-for-sale securities. The $2.7 million increase in cash and cash equivalents resulted primarily from a $4.4 million increase in federal funds sold and a $446,000 increase in money market mutual funds, partially offset by a $2.2 million decrease in cash and due from banks. The $2.3 million increase in loans was caused primarily by a $2.0 million increase in commercial loans and a $544,000 increase in residential loans, partially offset by a $135,000 decrease in consumer loans and a $32,000 increase in the allowance for loan losses. The $1.8 million increase in available-for-sale securities resulted primarily from a $2.0 million increase in municipal securities and a $3.4 million increase in US agency securities, partially offset by a $2.5 million decrease in mortgage-backed securities and a $1.3 million change in the securities valuation allowance.

Liabilities

      The $7.0 million increase in total liabilities was caused primarily by a $7.7 million increase in total deposits, partially offset by an $806,000 decrease in due from broker. The increase in deposits was comprised primarily by a $5.4 million increase in demand deposits, a $2.2 million increase in time deposits and a $294,000 in savings accounts, partially offset by a $214,000 decrease in money market accounts.

Capital

      Total capital decreased $518,000 to $27.1 million at June 30, 2004 from $27.6 million at March 31, 2004. The decrease was caused primarily by a $785,000 change in accumulated other comprehensive loss, partially offset by net income of $240,000.

Allowance for Loan Losses

      The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management's assessment of credit quality of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

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

      The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at June 30, 2004 and March 31, 2004, respectively.

                                        June 30, 2004   March 31, 2004
                                        -------------   --------------
                                             (Dollars in thousands)
      Allowance for loan losses            $  1,333        $  1,301
      Gross loans Outstanding               125,427         123,058
      Nonperforming loans                     1,103             937
      Allowance/ Loans outstanding             1.06%           1.06%
      Allowance/ Nonperforming loans         120.85%         138.85%

Past due and Nonperforming Loans

      The following table sets forth information regarding past due and non-accrual loans:

                                        June 30, 2004   March 31, 2004
                                        -------------   --------------
                                               (In thousands)
Past due 30 days through 89 days           $   585         $ 1,998
Past due 90 days or more                       895           1,212

      The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in June as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at June 30, 2004, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in the loans past due 90 days or more was caused by the sale of the business securing a Small Business Administration loan which had a balance of $528,000 at March 31, 2004.

           Comparison of Operating Results for the Three Months Ended
                             June 30, 2004 and 2003

General

      The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and cash surrender value of life insurance policies are added sources of noninterest income. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net Income

      For the three months ended June 30, 2004, the Company reported net income of $240,000, an increase of $97,000 compared to the year ago period. Basic and diluted earnings per share for the quarters ended June 30, 2004 and 2003 were $0.11 and $0.07, respectively. The increase in net income was due primarily to a $421,000 increase in net interest and dividend income, partially offset by a $272,000 increase in noninterest expense and a $64,000 increase in income taxes.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended June 30, 2004 totaled $1.8 million compared to $1.3 million for the same period in 2003. This represented an increase of $421,000 or 31.7%. The change in net interest and dividend income was primarily due to increased levels of average interest-earning assets coupled with a lower cost of funds due to the lower interest rate environment.

      Interest and dividend income amounted to $2.5 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively. Average interest-earning assets were $181.3 million for the quarter ended June 30, 2004, an increase of $34.4 million, or 23.4%, compared to $146.9 million for the quarter ended June 30, 2003. The increase in average interest-earning assets resulted primarily from the acquisition of Windsor Locks Community Bank, FSL. The yield earned on average assets decreased to 5.47% for the three months ended June 30, 2004 from 5.63% for the three months ended June 30, 2003.

      Interest expense for the quarter was $709,000, a decrease of $24,000, or 3.3%, from the $733,000 reported in the same quarter last year. Average interest-bearing liabilities grew $50.9 million during the quarter ended June 30, 2004 from $131.1 million to $181.7 million primarily due to liabilities assumed in the acquisition of Windsor Locks Community Bank. The average rate paid on interest bearing liabilities decreased to 1.74% for the quarter ended June 30, 2004 from 2.24% for the year ago period, due primarily to the lower interest rate environment.

Provision for Loan Losses

      The provision for loan losses for the quarter ended June 30, 2004 was $60,000 which was the same amount recorded for the quarter ended June 30, 2003. The Bank recorded charge-offs totaling $28,000 for the quarter ended June 30, 2004.


Noninterest Income

      For the quarter ended June 30, 2004, noninterest income was $163,000 compared to $151,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $23,000 in deposit related fees due to increased transactions and more deposit accounts due primarily to the acquisition of Windsor Locks Community Bank, partially offset by a $17,000 decrease in gains on sale of securities.

Noninterest Expense

      Noninterest expense for the quarter ended June 30, 2004 was $1.5 million, an increase of $272,000, or 22.4%, from $1.2 million in the quarter ended June 30, 2003. Salaries and employee benefits increased $225,000, or 34.3%, reflecting normal salary increases, higher costs for employee benefits due in part to the increased stock price, and additions to staff caused by the acquisition of Windsor Locks Community Bank, FSL. Occupancy and equipment expense increased $16,000, or 8.0%, to $215,000 primarily from the additional Windsor Locks Community Bank banking office acquired in fiscal year 2004.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended June 30, 2004 was $124,000 compared to $60,000 for the quarter ended June 30, 2003.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, Federal Home Loan Bank borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of June 30, 2004 of $9.6 million with unused borrowing capacity of $45.7 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2004 and 2003, the Association originated loans of approximately $11.1 million and $11.6 million, respectively. Purchases of investment securities totaled $10.2 million and $15.7 million for the three months ended June 30, 2004 and 2003, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $170.5 million at June 30, 2004, a $7.7 million, or 4.7%, increase from the $162.8 million balance at March 31, 2004. The Association monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      At June 30, 2004 the Association had outstanding commitments to originate $6.3 million of loans, which includes $3.8 million in undisbursed construction loans. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at June 30, 2004 totaled $57.8 million. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

      The Association was well-capitalized at June 30, 2004 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required and maintained at June 30, 2004.

(dollars in thousands)
                               Required         Association
                               --------     -------------------
Tier 1 Capital                    4%        $23,868      11.44%
Total Risk based Capital          8%        $25,201      23.39%
Tier 1 Risk based Capital         8%        $23,868      22.16%


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

Off-Balance Sheet Arrangements

      In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

      For the three months ended June 30, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures.

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            3.1   Charter of New England Bancshares, Inc. (Included in Exhibit
                  2.1)*

            3.2   Bylaws of New England Bancshares, Inc. (Included in Exhibit
                  2.1)**

            4.1   Specimen stock certificate of New England Bancshares, Inc.*

            10.1 Change in control agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda

            10.2 Change in control agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.1  Section 1350 Certification of Chief Executive Officer

            32.1  Section 1350 Certification of Chief Financial Officer

----------
* Incorporated by reference into this document from New England Bancshares, Inc.'s Form SB-2 as filed on February 15, 2002, Registration Statement filed under the Securities Act of 1933, Registration No. 333-63271

** Incorporated by reference into this document from the Exhibits to the Form 10-QSB for the quarter ended December 31, 2003.

      (b)   Reports on Form 8-K

            On May 19, 2004, the Company furnished a Form 8-K in which it announced under Item 12 its earnings for the quarter and year ended March 31, 2004. The press release announcing earnings was attached by exhibit. The Form 8-K also announced under Item 5 the hiring of a chief financial officer.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW ENGLAND BANCSHARES, INC.


Dated: August 11, 2004                     By: /s/ Scott D. Nogles
                                               ---------------------------------
                                               Scott D. Nogles
                                               Chief Financial Officer


Dated: August 11, 2004                     By: /s/ David J. O'Connor
                                               ---------------------------------
                                               David J. O'Connor
                                               Chief Executive Officer