Form 10QSB
period 2004-09-30
NEW ENGLAND BANCSHARES INC
filed 2004-11-12
CIK 1166760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

                                 (860) 253-5200
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of November 12, 2004.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(a) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2004
         and March 31, 2004 (Unaudited)..............................................     1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended September 30, 2004 and 2003 (Unaudited)..........     2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2004 and 2003 (Unaudited)....................     3

         Notes to Condensed Consolidated Financial Statements (Unaudited)............     4

Item 2.  Management's Discussion and Analysis or Plan of Operation...................     8

Item 3. Controls and Procedures......................................................    15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................    15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................    15
Item 3.  Defaults Upon Senior Securities.............................................    15
Item 4.  Submission of Matters to a Vote of Security Holders.........................    16
Item 5.  Other Information...........................................................    16
Item 6.  Exhibits ...................................................................    16

SIGNATURES ..........................................................................    17

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                                   September 30,          March 31,
                                                                                                        2004                2004
                                                                                                      ---------           ---------
ASSETS:                                                                                                        (Unaudited)
-------
Cash and due from banks ....................................................................          $   6,094           $   8,421
Interest-bearing demand deposits with other banks ..........................................              1,022                 170
Federal funds sold .........................................................................              3,800               5,570
Money market mutual funds ..................................................................              6,718               5,518
                                                                                                      ---------           ---------
      Total cash and cash equivalents ......................................................             17,634              19,679
Interest-bearing time deposits with other banks ............................................              7,424               8,450
Investments in available-for-sale securities (at fair value) ...............................             47,030              42,309
Federal Home Loan Bank stock, at cost ......................................................              1,008               1,008
Loans, net of allowance for loan losses of $1,418 as of September 30, 2004 and
   $1,301 as of March 31, 2004 .............................................................            124,936             121,404
Premises and equipment, net ................................................................              2,562               2,643
Accrued interest receivable ................................................................                849                 788
Deferred income taxes, net .................................................................                554                 337
Cash surrender value of life insurance .....................................................              3,823               3,736
Identifiable intangible assets .............................................................                820                 864
Goodwill ...................................................................................              1,090               1,090
Other assets ...............................................................................                740                 860
                                                                                                      ---------           ---------
      Total assets .........................................................................          $ 208,470           $ 203,168
                                                                                                      =========           =========

LIABILITIES AND CAPITAL ACCOUNTS
--------------------------------
Deposits:
   Noninterest-bearing .....................................................................          $  11,674           $  11,041
   Interest-bearing ........................................................................            154,004             151,749
                                                                                                      ---------           ---------
      Total deposits .......................................................................            165,678             162,790
Advanced payments by borrowers for taxes and insurance .....................................                442                 536
Federal Home Loan Bank advances ............................................................              9,801               9,926
Securities sold under agreements to repurchase .............................................              3,513                 788
Due to broker ..............................................................................                200                 806
Other liabilities ..........................................................................                878                 728
                                                                                                      ---------           ---------
      Total liabilities ....................................................................            180,512             175,574
                                                                                                      ---------           ---------

Capital accounts:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
           none issued .....................................................................                 --                  --
   Common stock, par value $.01 per share: 10,000,000 shares authorized;
           2,257,651 shares issued and outstanding .........................................                 23                  23
   Paid-in capital .........................................................................             12,465              12,465
   Retained earnings .......................................................................             16,523              15,985
   Accumulated other comprehensive (loss) income ...........................................                (86)                143
   Unearned ESOP shares, 59,040 shares .....................................................               (590)               (590)
   Unearned shares, stock-based incentive plan, 29,137 shares ..............................               (377)               (432)
                                                                                                      ---------           ---------
      Total capital accounts ...............................................................             27,958              27,594
                                                                                                      ---------           ---------
      Total liabilities and capital accounts ...............................................          $ 208,470           $ 203,168
                                                                                                      =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                       Three Months Ended         Six Months Ended
                                                                                          September 30,             September 30,
                                                                                          -------------             -------------
                                                                                        2004         2003         2004         2003
                                                                                       ------       ------       ------       ------
Interest and dividend income:
      Interest on loans ........................................................       $1,961       $1,698       $3,910       $3,394
      Interest on debt securities:
         Taxable ...............................................................          384          275          731          592
         Tax-exempt ............................................................           45           27           86           44
      Dividends on Federal Home Loan Bank stock ................................            8            7           14           13
      Interest on federal funds sold, interest-bearing deposits and
       dividends on marketable equity securities ...............................          127           19          243           45
                                                                                       ------       ------       ------       ------
         Total interest and dividend income ....................................        2,525        2,026        4,984        4,088
                                                                                       ------       ------       ------       ------

Interest expense:
      Interest on deposits .....................................................          654          611        1,270        1,264
      Interest on advanced payments by borrowers for
            taxes and insurance ................................................           --           --           --           --
      Interest on Federal Home Loan Bank advances ..............................           86           78          176          158
      Interest on securities sold under agreements to repurchase ...............           10           --           13           --
                                                                                       ------       ------       ------       ------
         Total interest expense ................................................          750          689        1,459        1,422
                                                                                       ------       ------       ------       ------
         Net interest and dividend income ......................................        1,775        1,337        3,525        2,666
Provision for loan losses ......................................................           64           60          124          120
                                                                                       ------       ------       ------       ------
         Net interest and dividend income after provision for loan losses ......        1,711        1,277        3,401        2,546
                                                                                       ------       ------       ------       ------

Noninterest income:
      Service charges on deposit accounts ......................................          126           54          208          112
      Gain on sales and calls of investments, net ..............................           18            1           34           38
      Increase in cash surrender value of life insurance policies ..............           46           36           82           79
      Other income .............................................................           45           13           75           26
                                                                                       ------       ------       ------       ------
         Total noninterest income ..............................................          235          104          399          255
                                                                                       ------       ------       ------       ------
Noninterest expense:
      Salaries and employee benefits ...........................................          918          662        1,799        1,318
      Occupancy and equipment expense ..........................................          203          190          419          389
      Advertising and promotion ................................................           38           28           77           52
      Professional fees ........................................................           32           39           77          125
      Data processing expense ..................................................           69           48          131           92
      Stationery and supplies ..................................................           22           12           52           27
      Amortization of identifiable intangible assets ...........................           23           --           44           --
      Other expense ............................................................          209          151          404          344
                                                                                       ------       ------       ------       ------
         Total noninterest expense .............................................        1,514        1,130        3,003        2,347
                                                                                       ------       ------       ------       ------
         Income before income taxes ............................................          432          251          797          454
Income taxes ...................................................................          134           78          259          138
                                                                                       ------       ------       ------       ------
         Net income ............................................................       $  298       $  173       $  538       $  316
                                                                                       ======       ======       ======       ======

   Earnings per share:
            Basic ..............................................................       $ 0.14       $ 0.09       $ 0.25       $ 0.16
            Diluted ............................................................       $ 0.13       $ 0.09       $ 0.24       $ 0.16

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                              Six Months Ended
                                                                                                                September 30,
                                                                                                            2004             2003
                                                                                                          --------         --------
Cash flows from operating activities:
      Net income .................................................................................        $    538         $    316
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments ..............................................             (41)              --
            Amortization of securities, net ......................................................             106              223
            Gain on sales and calls of investments, net ..........................................             (34)             (38)
            Provision for loan losses ............................................................             124              120
            Change in deferred loan origination fees .............................................             (15)               9
            Depreciation and amortization ........................................................             145              143
            Increase in accrued interest receivable ..............................................             (61)             (99)
            Deferred income tax benefit ..........................................................             (71)             (24)
            Increase in cash surrender value life insurance policies .............................             (82)             (79)
            Decrease in prepaid expenses and other assets ........................................             120               19
            Amortization of identifiable intangible assets .......................................              44               --
            Increase in accrued expenses and other liabilities ...................................             150              100
            Compensation cost for stock-based incentive plan .....................................              55               56
                                                                                                          --------         --------
      Net cash provided by operating activities ..................................................             978              746
                                                                                                          --------         --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ...........................................         (17,378)         (24,419)
            Proceeds from sales of available-for-sale securities .................................           3,726            3,302
            Proceeds from maturities of available-for-sale securities ............................           7,876           16,853
            Loan originations and principal collections, net .....................................          (3,648)          (4,260)
            Proceeds from maturities of interest bearing time deposits with other banks ..........           1,028               --
            Capital expenditures - premises and equipment ........................................             (64)              (9)
            Investments in life insurance policies ...............................................              (5)              (7)
                                                                                                          --------         --------

            Net cash used in investing activities ................................................          (8,465)          (8,540)
                                                                                                          --------         --------

Cash flows from financing activities:
            Net increase in demand, NOW and savings accounts .....................................           1,714            2,691
            Net increase in time deposits ........................................................           1,222              162
            Net decrease in advanced payments by borrowers for taxes and insurance ...............             (94)             (51)
            Proceeds from Federal Home Loan Bank long-term advances ..............................           2,000               --
            Principal payments on Federal Home Loan Bank long-term advances ......................          (2,125)            (601)
            Net increase in securities sold under agreement to repurchase ........................           2,725               --
            Recovery of expenditure relating to initial public offering ..........................              --               18
                                                                                                          --------         --------

Net cash provided by financing activities ........................................................           5,442            2,219
                                                                                                          --------         --------

Net decrease in cash and cash equivalents ........................................................          (2,045)          (5,575)
Cash and cash equivalents at beginning of period .................................................          19,679           20,963
                                                                                                          --------         --------
Cash and cash equivalents at end of period .......................................................        $ 17,634         $ 15,388
                                                                                                          ========         ========

Supplemental disclosures:
            Interest paid ........................................................................        $  1,464         $  1,113
            Income taxes paid ....................................................................             190              317
            Due to broker ........................................................................            (606)              --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Organization

      New England Bancshares, Inc. (the "Company") is a federal corporation formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the "Association") concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. The reorganization was consummated on June 4, 2002. In connection with the reorganization, the Company sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and issued 1,127,431 shares to Enfield Mutual Holding Company raising approximately $8.5 million, net of costs. Approximately $6.8 million of those proceeds were contributed to the Association. The Company is a majority owned subsidiary of Enfield Mutual Holding Company.

      On December 12, 2003, the Association acquired Windsor Locks Community Bank, FSL (the "Acquisition"). Neither the Association nor the Company was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank's members, in the merger. However, the Company was required to issue additional shares of common stock to Enfield Mutual Holding Company in an amount equal to the value of Windsor Locks Community Bank as determined by an independent appraisal, which amounted to 171,355 shares.

      The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the consummation date. During the appraisal process, a core deposit intangible of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and will be analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks Community Bank are included in the Company's consolidated financial statements beginning on the acquisition date.

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

NOTE 3 - Earnings Per Share (EPS)

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

                                              Quarter Ended          Six Months Ended
                                              September 30,           September 30,
                                            ------------------      ------------------
(In thousands, except per share data)         2004        2003        2004        2003
                                            ------      ------      ------      ------
Net income                                  $  298      $  173      $  538      $  316
Weighted average common shares
  outstanding for computation of basic
  EPS                                        2,170       1,983       2,170       1,983
Effect of dilutive stock options and
  stock awards                                  45          42          47          40
                                            ------      ------      ------      ------
Weighted average common shares for
  computation of diluted EPS                 2,215       2,025       2,217       2,023
                                            ------      ------      ------      ------
Earnings per share:
  Basic                                     $ 0.14      $ 0.09      $ 0.25      $ 0.16
  Diluted                                   $ 0.13      $ 0.09      $ 0.24      $ 0.16
--------------------------------------------------------------------------------------

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

      In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt

Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

NOTE 5 - Stock-Based Incentive Plan

      At September 30, 2004, the Company had a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The compensation cost that has been charged against income for the granting of stock awards under the plan was $27,000 and $55,000, respectively, for the three and six months ended September 30, 2004 and $28,000 and $56,000, respectively, for the three and six months ended September 30, 2003.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and six months ended September 30, 2004 and 2003.

                                                          Quarter Ended              Six Months Ended
                                                           September 30,               September 30,
                                                      ----------------------      ----------------------
(Dollars in thousands, except per share data)           2004          2003          2004          2003
                                                      --------      --------      --------      --------
Net income, as reported                               $    298      $    173      $    538      $    316
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  31            24            58            48
                                                      --------      --------      --------      --------
Pro forma net income                                  $    267      $    149      $    474      $    268
                                                      --------      --------      --------      --------
Earnings per share:
  Basic - as reported                                 $   0.14      $   0.09      $   0.25      $   0.16
  Basic - pro forma                                   $   0.12      $   0.08      $   0.22      $   0.14
  Diluted - as reported                               $   0.13      $   0.09      $   0.24      $   0.16
  Diluted - pro forma                                 $   0.12      $   0.07      $   0.22      $   0.13
--------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

      Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   Comparison of Financial Condition at September 30, 2004 and March 31, 2004

Assets

      Assets were $208.5 million at September 30, 2004, an increase of $5.3 million, or 2.6%, compared to $203.2 million at March 31, 2004. The increase in assets was caused primarily by a $3.5 million increase in net loans and a $4.7 million increase in available-for-sale securities, partially offset by a $2.0 million decrease in cash and cash equivalents, and a $1.0 million decrease in interest-bearing time deposits with other banks. The $3.5 million increase in net loans was caused primarily by a $1.9 million increase in commercial loans, a $950,000 increase in residential loans and a $756,000 increase in consumer loans, partially offset by a $117,000 increase in the allowance for loan losses. The $4.7 million increase in available-for-sale securities resulted primarily from a $6.4 million increase in U.S. agency securities, a $1.2 million increase in municipal securities, partially offset by a $3.2 million decrease in mortgage-backed securities and collateralized mortgage obligations.

Allowance for Loan Losses

      The Company determines the adequacy of the allowance for loan losses on a quarterly basis. The determination is based upon management's assessment of the credit quality of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

      Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews the Company's allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

      The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2004 and March 31, 2004, respectively.

                                    September 30, 2004          March 31, 2004
                                    ------------------          --------------
                                               (Dollars in thousands)
      Allowance for loan losses           $  1,418                 $  1,301
      Gross loans Outstanding              126,691                  123,058
      Nonperforming loans                      332                      937
      Allowance/ Loans outstanding            1.12%                    1.06%
      Allowance/ Nonperforming loans        427.11%                  138.85%

Past due and Nonperforming Loans

      The following table sets forth information regarding past due and non-accrual loans:

                                        September 30, 2004      March 31, 2004
                                        ------------------      --------------
                                                     (In thousands)
      Past due 30 days through 89 days          $386                $1,998
      Past due 90 days or more                   162                 1,212

      The decrease in loans past due 30 through 89 days was due to the fact that there were 30 days in September as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at September 30, 2004, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in the loans past due 90 days or more was caused primarily by the reduction of past due commercial loans as the properties or businesses were sold.

Liabilities

      Liabilities were $180.5 million at September 30, 2004, an increase of $4.9 million, or 2.8%, compared to $175.6 million at March 31, 2004. The increase in liabilities was caused primarily by a $2.9 million increase in total deposits and a $2.7 million increase in securities sold under agreements to repurchase, partially offset by a $606,000 decrease in due from broker. The increase in deposits was comprised primarily by a $1.8 million increase in demand deposits and NOW accounts, a $1.2 million increase in time deposits and a $400,000 increase in money market accounts, partially offset by a $495,000 decrease in savings accounts. Securities sold under agreements to repurchase are overnight deposit accounts from commercial customers. The $2.7 million increase was caused by the Bank obtaining several commercial accounts since March 31, 2004.

Capital

      Total capital increased $364,000 to $28.0 million at September 30, 2004 from $27.6 million at March 31, 2004. The increase was caused primarily by $538,000 in net income, partially offset by a $229,000 decrease in net unrealized gain on securities, which was recognized in accumulated other comprehensive loss.

  Comparison of Operating Results for the Quarter Ended September 30, 2004 and
                                      2003

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

Net Income

      For the three months ended September 30, 2004, the Company reported net income of $298,000, an increase of $125,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2004 were $0.14 and $0.13, respectively, and for the quarter ended September 30, 2003 were $0.09. The increase in net income was due primarily to a $438,000 increase in net interest and dividend income, and a $131,000 increase in noninterest income, partially offset by a $384,000 increase in noninterest expense.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended September 30, 2004 totaled $1.8 million compared to $1.3 million for the same period in 2003. This represented an increase of $438,000 or 32.8%. The change in net interest and dividend income was primarily due to increased levels of average interest-earning assets coupled with a lower cost of funds due to the lower interest rate environment.

      Interest and dividend income amounted to $2.5 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively. Average interest-earning assets were $193.0 million for the quarter ended September 30, 2004, an increase of $45.1 million, or 30.5%, compared to $147.9 million for the quarter ended September 30, 2003. The increase in average interest-earning assets resulted primarily from the acquisition of Windsor Locks Community Bank. The yield earned on average assets decreased to 5.17% for the three months ended September 30, 2004 from 5.48% for the three months ended September 30, 2003 due to the lower interest rate environment.

      Interest expense for the quarter was $750,000, an increase of $61,000, or 8.9%, from the $689,000 reported in the same quarter last year. Average interest-bearing liabilities grew $32.9 million during the quarter ended September 30, 2004 from $131.4 million to $164.3 million primarily due to liabilities assumed in the acquisition of Windsor Locks Community Bank. The average rate paid on interest bearing liabilities decreased to 1.81% for the quarter ended September 30, 2004 from 2.10% for the year ago period, due primarily to the lower interest rate environment.

Provision for Loan Losses

      The provision for loan losses for the quarters ended September 30, 2004 and 2003 was $64,000 and $60,000, respectively. The Bank recorded $2,000 of charge-offs and $23,000 of recoveries for the quarter ended September 30, 2004.

Noninterest Income

      For the quarter ended September 30, 2004, noninterest income was $235,000 compared to $104,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $72,000 in deposit related fees due to increased transactions and more deposit accounts due primarily to the acquisition of Windsor Locks Community Bank, a $17,000 increase in gain on sales of securities and a $32,000 increase in other noninterest income. During the September quarter, the Bank introduced overdraft privilege, which allows customers to overdraw their account up to a certain dollar amount while being charged an overdraft fee. This service has increased service charge income by over $10,000 per month. The increase in other income was caused primarily by commissions derived from the Bank's arrangement with a third party registered broker-dealer.

Noninterest Expense

      Noninterest expense for the quarter ended September 30, 2004 was $1.5 million, an increase of $384,000, or 34.0%, from $1.1 million in the quarter ended September 30, 2003. Salaries and employee benefits increased $256,000, or 38.7%, reflecting normal salary increases, higher costs for employee benefits due in part to the increased stock price, and additions to staff caused by the acquisition of Windsor Locks Community Bank. Data processing expense increased $21,000, amortization of identifiable assets increased $23,000 and other noninterest expense increased $58,000.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended September 30, 2004 was $134,000 compared to $78,000 for the quarter ended September 30, 2003.

Comparison of Operating Results for the Six Months Ended September 30, 2004 and 2003

Net Income

      For the six months ended September 30, 2004, the Company reported net income of $538,000, an increase of $222,000 compared to the year ago period. Basic and diluted earnings per share for the six months ended September 30, 2004 were $0.25 and $0.24, respectively, and for the six months ended September 30, 2003 were $0.16. The increase in net income was due primarily to an $859,000 increase in net interest and dividend income, and a $144,000 increase in noninterest income, partially offset by a $656,000 increase in noninterest expense.

Net Interest and Dividend Income

      Net interest and dividend income for the six months ended September 30, 2004 totaled $3.5 million compared to $2.7 million for the same period in 2003. This represented an increase of $859,000 or 32.2%. The change in net interest and dividend income was primarily due to an increase in average interest-earning assets and a lower cost of funds due to the lower interest rate environment.

      Interest and dividend income amounted to $5.0 million and $4.1 million for the six months ended September 30, 2004 and 2003, respectively. Average interest-earning assets were $190.3 million for the six months ended September 30, 2004, an increase of $43.0 million, or 29.2%, compared to $147.3 million for the quarter ended September 30, 2003. The increase in average interest-earning assets resulted primarily from the acquisition of Windsor Locks Community Bank. The yield earned on average assets decreased to 5.24% for the six months ended September 30, 2004 from 5.57% for the six months ended September 30, 2003 due to the lower interest rate environment.

      Interest expense for the six months ended September 30, 2004 was $1.5 million, an increase of $37,000, or 2.6%, from the $1.4 million reported in the same period last year. Average interest-bearing liabilities grew $34.6 million during the six months ended September 30, 2004 from $131.0 million to $165.6 million primarily due to liabilities assumed in the acquisition of Windsor Locks Community Bank. The average rate paid on interest bearing liabilities decreased to 1.76% for the six months ended September 30, 2004 from 2.17% for the year ago period, due primarily to the lower interest rate environment.

Provision for Loan Losses

      The provision for loan losses for the six months ended September 30, 2004 and 2003 was $124,000 and $120,000, respectively. The Bank recorded charge-offs and recoveries totaling $30,000 and $23,000, respectively, for the six months ended September 30, 2004.

Noninterest Income

      For the six months ended September 30, 2004, noninterest income was $399,000 compared to $255,000 in the same period a year ago. The increase in noninterest income was primarily due to an increase of $96,000 in deposit related fees due to increased transactions and more deposit accounts due primarily to the acquisition of Windsor Locks Community Bank and a $49,000 increase in other noninterest income. During the September quarter the Bank introduced overdraft privilege, which allows customers to overdraw their account up to a certain dollar amount while being charged an overdraft fee. This service has increased service charges by over $10,000 per month. The increase in other income was caused primarily by commissions derived from the Bank's arrangement with a third party registered broker-dealer.

Noninterest Expense

      Noninterest expense for the six months ended September 30, 2004 was $3.0 million, an increase of $656,000, or 28.0%, from $2.3 million in the six months ended September 30, 2003. Salaries and employee benefits increased $481,000, or 36.5%, reflecting normal salary increases, higher costs for employee benefits due in part to the increased stock price, and additions to staff caused by the acquisition of Windsor Locks Community Bank. Data processing expense increased $39,000, amortization of identifiable intangible assets increased $44,000 and other noninterest expense increased $60,000.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the six months ended September 30, 2004 was $259,000 compared to $138,000 for the year ago period.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of September 30, 2004 of $9.8 million with unused borrowing capacity of $45.5 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2004 and 2003, the Association originated loans of approximately $19.5 million and $15.9 million, respectively. Purchases of investment securities totaled $17.4 million and $24.4 million for the six months ended September 30, 2004 and 2003, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $165.7 million at September 30, 2004, a $2.9 million, or 1.8%, increase from the $162.8 million balance at March 31, 2004.

      At September 30, 2004 the Association had outstanding commitments to originate $6.8 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $7.7 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at September 30, 2004 totaled $53.7 million. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

      The Association was well-capitalized at September 30, 2004 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at September 30, 2004.

(dollars in thousands)

                                 Required              Association
                                 --------            ---------------
 Tier 1 Capital                     4%               $24,241  11.73%
 Total Risk based Capital           8%               $25,574  24.00%
 Tier 1 Risk based Capital          8%               $24,421  22.75%

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

Off-Balance Sheet Arrangements

      In addition to the normal course of operations, the Association engages in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

      For the three months ended September 30, 2004, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures.
        ------------------------

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

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        ------------------------------------------------------------

      The Company did not repurchase its common stock in the quarter ended September 30, 2004. Further, the Company does not have publicly announced stock repurchase programs outstanding.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

      None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

      The Annual Meeting of the Stockholders of the Company was held on August 12, 2004. The results of the vote were as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                             VOTES FOR           VOTES WITHHELD
                                             ---------           --------------

             David J. O'Connor               2,102,919               71,631

             Richard K. Stevens              2,101,709               72,841

             Richard M. Tatoian              2,102,809               71,741

      2. The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors of New England Bancshares, Inc. for the fiscal year ended March 31, 2005 was ratified by the stockholders by the following vote:

                 FOR                        AGAINST                     ABSTAIN
                 ---                        -------                     -------

              2,094,374                      5,427                      74,749

Item 5. Other Information.
        ------------------

      None.

Item 6. Exhibits.
        ---------

      3.1   Charter of New England Bancshares, Inc. (Included in Exhibit 2.1)*

      3.2   Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.1)**

      4.1   Specimen stock certificate of New England Bancshares, Inc.*

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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

                                            NEW ENGLAND BANCSHARES, INC.


Dated: November 12, 2004                    By: /s/ Scott D. Nogles
       -----------------                        --------------------------------
                                                Scott D. Nogles
                                                Chief Financial Officer


Dated: November 12, 2004                    By: /s/ David J. O'Connor
       -----------------                        --------------------------------
                                                David J. O'Connor
                                                Chief Executive Officer