Form 10QSB
period 2004-12-31
NEW ENGLAND BANCSHARES INC
filed 2005-02-09
CIK 1166760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _________________

                         Commission File Number 0-49711

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

United States                                                              04-3693643
-------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer
                                                                  Identification No.)

660 Enfield Street, Enfield, Connecticut                                   06082
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

      The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of February 9, 2005.

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

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2004
         and March 31, 2004 (Unaudited).......................................   1

         Condensed Consolidated Statements of Income for the
         Three and Nine Months Ended December 31, 2004 and 2003 (Unaudited)...   2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2004 and 2003 (Unaudited).............   3

         Notes to Condensed Consolidated Financial Statements (Unaudited).....   5

Item 2.  Management's Discussion and Analysis or Plan of Operation............   9

Item 3.  Controls and Procedures..............................................  16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings....................................................  16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........  16
Item 3   Defaults Upon Senior Securities......................................  17
Item 4.  Submission of Matters to a Vote of Security Holders..................  17
Item 5.  Other Information....................................................  17
Item 6.  Exhibits ............................................................  17

SIGNATURES ...................................................................  18

                          Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                 December 31,      March 31,
                                                                                     2004            2004
                                                                                -------------    -------------
ASSETS:                                                                                  (Unaudited)
-------
Cash and due from banks .....................................................   $       5,023    $       8,421
Interest-bearing demand deposits with other banks ...........................             227              170
Federal funds sold ..........................................................           3,850            5,570
Money market mutual funds ...................................................           6,353            5,518
                                                                                -------------    -------------
      Total cash and cash equivalents .......................................          15,453           19,679
Interest-bearing time deposits with other banks .............................           6,056            8,450
Investments in available-for-sale securities (at fair value) ................          47,380           42,309
Federal Home Loan Bank stock, at cost .......................................           1,008            1,008
Loans, net of allowance for loan losses of $1,355 as of December 31, 2004 and
   $1,301 as of March 31, 2004 ..............................................         129,097          121,404
Premises and equipment, net .................................................           2,543            2,643
Accrued interest receivable .................................................             818              788
Deferred income taxes, net ..................................................             607              337
Cash surrender value of life insurance ......................................           3,866            3,736
Identifiable intangible assets ..............................................             797              864
Goodwill ....................................................................           1,090            1,090
Other assets ................................................................             792              860
                                                                                -------------    -------------
      Total assets ..........................................................   $     209,507    $     203,168
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ....................................................   $      11,948    $      11,041
     Interest-bearing .......................................................         151,076          151,749
                                                                                -------------    -------------
         Total deposits .....................................................         163,024          162,790
Advanced payments by borrowers for taxes and insurance ......................           1,043              536
Federal Home Loan Bank advances .............................................          12,483            9,926
Securities sold under agreements to repurchase ..............................           3,756              788
Due to broker ...............................................................              --              806
Other liabilities ...........................................................             838              728
                                                                                -------------    -------------
      Total liabilities .....................................................         181,144          175,574
                                                                                -------------    -------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
           none issued ......................................................              --               --
   Common stock, par value $.01 per share: 10,000,000 shares authorized;
           2,257,651 shares issued and outstanding ..........................              23               23
    Paid-in capital .........................................................          12,534           12,465
   Retained earnings ........................................................          16,842           15,985
   Accumulated other comprehensive (loss) income ............................            (169)             143
    Unearned ESOP shares, 51,661 and 59,040 shares ..........................            (517)            (590)
    Unearned shares, stock-based incentive plan, 29,137 shares ..............            (350)            (432)
                                                                                -------------    -------------
      Total stockholders' equity ............................................          28,363           27,594
                                                                                -------------    -------------
      Total liabilities and stockholders' equity ............................   $     209,507    $     203,168
                                                                                =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                             Three Months Ended    Nine Months Ended
                                                                                 December 31,          December 31,
                                                                             -------------------   -------------------
                                                                               2004       2003       2004       2003
                                                                             --------   --------   --------   --------
 Interest and dividend income:
       Interest on loans .................................................   $  1,985   $  1,741   $  5,894   $  5,135
       Interest on debt securities:
          Taxable ........................................................        405        347      1,137        939
          Tax-exempt .....................................................         41         41        127         85
       Dividends on Federal Home Loan Bank stock .........................          9          7         23         20
       Interest on federal funds sold, interest-bearing deposits and
        dividends on money market mutual funds ...........................        120         58        363        103
                                                                             --------   --------   --------   --------
          Total interest and dividend income .............................      2,560      2,194      7,544      6,282
                                                                             --------   --------   --------   --------

 Interest expense:
       Interest on deposits ..............................................        653        600      1,923      1,864
       Interest on advanced payments by borrowers for
             taxes and insurance .........................................          6          7          7          7
       Interest on Federal Home Loan Bank advances .......................         90         76        265        234
       Interest on securities sold under agreements to repurchase ........         17          2         30          2
                                                                             --------   --------   --------   --------
          Total interest expense .........................................        766        685      2,225      2,107
                                                                             --------   --------   --------   --------
          Net interest and dividend income ...............................      1,794      1,509      5,319      4,175
 Provision for loan losses ...............................................          3         60        127        180
                                                                             --------   --------   --------   --------
          Net interest and dividend income after provision for loan losses      1,791      1,449      5,192      3,995

                                                                             --------   --------   --------   --------

 Noninterest income:
       Service charges on deposit accounts ...............................        131         63        339        175
       Gain on sales and calls of investments, net .......................          3         50         37         88
       Increase in cash surrender value of life insurance policies .......         41         34        123        113
       Other income ......................................................         37         35        112         61
                                                                             --------   --------   --------   --------
          Total noninterest income .......................................        212        182        611        437
                                                                             --------   --------   --------   --------
 Noninterest expense:
       Salaries and employee benefits ....................................        904        673      2,703      1,991
       Occupancy and equipment expense ...................................        200        195        618        584
       Advertising and promotion .........................................         38         53        115        105
       Professional fees .................................................         61         45        137        170
       Data processing expense ...........................................         71         48        203        140
       Stationery and supplies ...........................................         23         28         74         55
       Amortization of identifiable intangible assets ....................         22         --         67         --
       Other expense .....................................................        206        160        611        504
                                                                             --------   --------   --------   --------
          Total noninterest expense ......................................      1,525      1,202      4,528      3,549
                                                                             --------   --------   --------   --------
          Income before income taxes .....................................        478        429      1,275        883
 Income taxes ............................................................        159        140        418        278
                                                                             --------   --------   --------   --------
          Net income .....................................................   $    319   $    289   $    857   $    605
                                                                             ========   ========   ========   ========

    Earnings per share:
             Basic .......................................................   $   0.15   $   0.14   $   0.40   $   0.30
             Diluted .....................................................   $   0.14   $   0.14   $   0.39   $   0.30

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                              2004        2003
                                                                                            --------    --------
 Cash flows from operating activities:
       Net income .......................................................................   $    857    $    605
       Adjustments to reconcile net income to net cash provided by operating activities:
             Net accretion of fair value adjustments ....................................        (61)         --
             Amortization of securities, net ............................................        155         398
             Gain on sales and calls of investments, net ................................        (37)        (88)
             Provision for loan losses ..................................................        127         180
             Change in deferred loan origination fees ...................................          8          17
             Depreciation and amortization ..............................................        221         226
             Increase in accrued interest receivable ....................................        (30)       (163)
             Deferred income tax benefit ................................................        (71)        (55)
             Increase in cash surrender value life insurance policies ...................       (123)       (113)
             Decrease in prepaid expenses and other assets ..............................         62         224
             Amortization of identifiable intangible assets .............................         67          --
             Increase (decrease) in accrued expenses and other liabilities ..............        147        (185)
             ESOP shares released .......................................................        105          61
             Compensation cost for stock-based incentive plan ...........................         82          83
                                                                                            --------    --------
       Net cash provided by operating activities ........................................      1,509       1,190
                                                                                            --------    --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities .................................    (22,480)    (30,335)
             Proceeds from sales of available-for-sale securities .......................      4,618       7,921
             Proceeds from maturities of available-for-sale securities ..................     11,356      22,173
             Cash and cash equivalents acquired from Windsor Locks Community Bank,
                  FSL, net of expenses of $257 ..........................................         --       3,569
             Loan originations and principal collections, net ...........................     (7,840)     (9,662)
             Proceeds from maturities of interest bearing time deposits with other banks       2,394          --
             Capital expenditures - premises and equipment ..............................       (115)        (31)
             Investments in life insurance policies .....................................         (7)        (12)
                                                                                            --------    --------

             Net cash used in investing activities ......................................    (12,074)     (6,377)
                                                                                            --------    --------

 Cash flows from financing activities:
             Net increase in demand, NOW and savings accounts ...........................        745         964
             Net decrease in time deposits ..............................................       (438)     (1,764)
             Net increase in advanced payments by borrowers for taxes and insurance .....        507         558
             Proceeds from Federal Home Loan Bank long-term advances ....................      5,000          --
             Principal payments on Federal Home Loan Bank long-term advances ............     (2,443)       (908)
             Net increase in securities sold under agreement to repurchase ..............      2,968         677
             Recovery of expenditure relating to initial public offering ................         --          18
                                                                                            --------    --------

 Net cash provided by (used in) financing activities ....................................      6,339        (455)
                                                                                            --------    --------

 Net decrease in cash and cash equivalents ..............................................     (4,226)     (5,642)
 Cash and cash equivalents at beginning of period .......................................     19,679      20,963
                                                                                            --------    --------
 Cash and cash equivalents at end of period .............................................   $ 15,453    $ 15,321
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

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                    Continued

                                                                 Nine Months Ended
                                                                    December 31,
                                                                 2004         2003
                                                               ---------------------
 Supplemental disclosures:
       Interest paid ......................................    $  2,234     $  2,106
       Income taxes paid ..................................         365          132
       Due to broker ......................................        (806)          --
       Transfer from premises and equipment to other assets          --           40

 Acquisition of Windsor Locks Community Bank:
       Assets acquired
            Cash and cash equivalents .....................    $     --     $  3,826
            Interest-bearing time deposits ................          --        8,759
            Securities ....................................          --        6,969
            Federal Home Loan Bank Stock, at cost .........          --          188
            Loans .........................................          --       16,399
            Bank premises and equipment ...................          --          355
            Other assets ..................................          --          215
            Core deposit intangible .......................          --          886
                                                               --------     --------
                                                                     --       37,597
       Liabilities assumed
            Deposits ......................................          --       34,357
            Securities sold under agreements to repurchase           --          190
            Other liabilities .............................          --          565
                                                               --------     --------
                                                                     --       35,112

       Net assets acquired ................................          --        2,485

       Acquisition costs ..................................          --        3,575
                                                               --------     --------

       Goodwill ...........................................    $     --     $  1,090

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

          The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the consummation date. During the appraisal process, a core deposit intangible of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and is analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks Community Bank are included in the Company's consolidated financial statements beginning on the acquisition date.

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

                                           Quarter Ended     Nine Months Ended
                                            December 31,        December 31,
                                          ----------------   -----------------
(In thousands, except per share data)      2004      2003      2004      2003
                                          ------    ------   -------    ------
Net income                                $  319    $  289    $  857    $  605
Weighted average common shares
  outstanding for computation of basic
  EPS                                      2,170     2,019     2,170     1,995
Effect of dilutive stock options and
  stock awards                                48        54        47        45
                                          ------    ------    ------    ------
Weighted average common shares for
  computation of diluted EPS               2,218     2,073     2,217     2,040
                                          ------    ------    ------    ------
Earnings per share:
  Basic                                   $ 0.15    $ 0.14    $ 0.40    $ 0.30
  Diluted                                 $ 0.14    $ 0.14    $ 0.39    $ 0.30

--------------------------------------------------------------------------------

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

NOTE 5 - Stock-Based Incentive Plan

      At December 31, 2004, the Company had a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payments" ("SFAS 123R") requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, until the required implementation date of SFAS 123R, an entity is permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The compensation cost that has been charged against income for the granting of stock awards under the plan was $27,000 and $55,000, respectively, for the three and nine months ended December 31, 2004 and $28,000 and $56,000, respectively, for the three and nine months ended December 31, 2003.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and nine months ended December 31, 2004 and 2003.

                                                        Quarter Ended         Nine Months Ended
                                                         December 31,            December 31,
                                                      ------------------      ------------------
(Dollars in thousands, except per share data)          2004        2003        2004        2003
                                                      ------      ------      ------      ------
Net income, as reported                               $  319      $  289      $  857      $  605
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                30          24          89          71
                                                      ------      ------      ------      ------
Pro forma net income                                  $  289      $  265      $  768      $  534
                                                      ------      ------      ------      ------
Earnings per share:
  Basic - as reported                                 $ 0.15      $ 0.14      $ 0.40      $ 0.30
  Basic - pro forma                                   $ 0.13      $ 0.13      $ 0.35      $ 0.27
  Diluted - as reported                               $ 0.14      $ 0.14      $ 0.39      $ 0.30
  Diluted - pro forma                                 $ 0.13      $ 0.13      $ 0.35      $ 0.26
------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

    Comparison of Financial Condition at December 31, 2004 and March 31, 2004

Assets

      Assets were $209.5 million at December 31, 2004, an increase of $6.3 million, or 3.1%, compared to $203.2 million at March 31, 2004. The increase in assets was caused primarily by a $7.7 million increase in net loans and a $5.1 million increase in available-for-sale securities, partially offset by a $4.2 million decrease in cash and cash equivalents, and a $2.4 million decrease in interest-bearing time deposits with other banks. The $7.7 million increase in net loans was caused primarily by a $3.7 million increase in commercial loans, a $3.1 million increase in residential loans and a $940,000 increase in consumer loans. The $5.1 million increase in available-for-sale securities resulted primarily from a $6.8 million increase in U.S. agency securities, a $2.6 million increase in municipal securities, partially offset by a $3.7 million decrease in mortgage-backed securities and collateralized mortgage obligations.

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

      The table below indicates the relationships between the allowance for loan losses, total loans outstanding and non-accrual loans at December 31, 2004 and March 31, 2004, respectively.

                                      December 31, 2004          March 31, 2004
                                      -----------------          --------------
                                                 (Dollars in thousands)
      Allowance for loan losses           $  1,355                   $  1,301
      Gross loans Outstanding              130,813                    123,058
      Non-accrual loans                        605                        937
      Allowance/ Loans outstanding            1.04%                      1.06%
      Allowance/ Non-accrual loans          223.97%                    138.85%

Past due and Nonperforming Loans

      The following table sets forth information regarding past due loans:

                                   December 31, 2004        March 31, 2004
                                   -----------------        --------------
                                                 (In thousands)
Past due 30 days through 89 days         $2,268                 $1,998
Past due 90 days or more                    551                  1,212

      The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans as the properties or businesses were sold.

Liabilities

      Liabilities were $181.1 million at December 31, 2004, an increase of $5.5 million, or 3.1%, compared to $175.6 million at March 31, 2004. The increase in liabilities was caused primarily by a $2.6 million increase in Federal Home Loan Bank advances, a $3.0 million increase in securities sold under agreements to repurchase and a $507,000 increase in advanced payments by borrowers for taxes and insurance, partially offset by an $806,000 decrease in due to broker. Securities sold under agreements to repurchase are overnight sweep deposit accounts from commercial customers. The $3.0 million increase was caused by the Bank obtaining several commercial accounts since March 31, 2004.

Stockholders' Equity

      Total stockholders' equity increased $769,000 to $28.4 million at December 31, 2004 from $27.6 million at March 31, 2004. The increase was caused primarily by $857,000 in net income, an $82,000 decrease in unearned shares due to the vesting of restricted shares, and a $73,000 decrease in unearned ESOP shares as shares were allocated to participants, partially offset by a $312,000 decrease in accumulated other comprehensive income.

     Comparison of Operating Results for the Quarter Ended December 31, 2004
                                    and 2003

General

      The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and increases in cash surrender value of life insurance policies are added sources of noninterest income. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net Income

      For the three months ended December 31, 2004, the Company reported net income of $319,000, an increase of $30,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended December 31, 2004 were $0.15 and $0.14, respectively, and for the quarter ended December 31, 2003 were $0.14. The increase in net income was due primarily to a $285,000 increase in net interest and dividend income, a $57,000 decrease in the provision for loan losses and a $30,000 increase in noninterest income, partially offset by a $323,000 increase in noninterest expense.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended December 31, 2004 totaled $1.8 million compared to $1.5 million for the same period in 2003. This represented an increase of $285,000 or 18.9%. The change in net interest and dividend income was primarily due to increased levels of average interest-earning assets coupled with a lower cost of funds due to the lower interest rate environment.

      Interest and dividend income amounted to $2.6 million and $2.2 million for the three months ended December 31, 2004 and 2003, respectively. Average interest-earning assets were $194.3 million for the quarter ended December 31, 2004, an increase of $37.3 million, or 23.8%, compared to $157.0 million for the quarter ended December 31, 2003. The increase in average interest-earning assets resulted primarily from the acquisition of Windsor Locks Community Bank in December 2003. The yield earned on average assets decreased to 5.27% for the three months ended December 31, 2004 from 5.57% for the three months ended December 31, 2003 due to the lower interest rate environment.

      Interest expense for the quarter was $766,000, an increase of $81,000, or 11.8%, from the $685,000 reported in the same quarter last year. Average interest-bearing liabilities grew $28.7 million during the quarter ended December 31, 2004 from $137.7 million to $166.4 million primarily due to liabilities assumed in the acquisition of Windsor Locks Community Bank. The average rate paid on interest bearing liabilities decreased to 1.83% for the quarter ended December 31, 2004 from 1.97% for the year ago period, due primarily to the lower interest rate environment.

Provision for Loan Losses

      The provision for loan losses for the quarters ended December 31, 2004 and 2003 was $3,000 and $60,000, respectively. The Company recorded $65,000 of charge-offs and no recoveries for the quarter ended December 31, 2004. The decrease was caused primarily by the decrease in non-accrual loans due to lower loans past due 90 days or more.

Noninterest Income

      For the quarter ended December 31, 2004, noninterest income was $212,000 compared to $182,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $68,000 in deposit related fees due to increased transactions and more deposit accounts due primarily to the acquisition of Windsor Locks Community Bank. In addition, during the second fiscal quarter the Bank introduced overdraft privilege, this allows customers to overdraw their account up to a certain dollar amount while being charged an overdraft fee. The increase was partially offset by a $47,000 decrease in gain on sales and calls of investments.

Noninterest Expense

      Noninterest expense for the quarter ended December 31, 2004 was $1.5 million, an increase of $323,000, or 26.9%, from $1.2 million in the quarter ended December 31, 2003. Salaries and employee benefits increased $231,000, or 34.3%, reflecting normal salary increases, higher costs for employee benefits due in part to the increased stock price, and additions to staff caused by the acquisition of Windsor Locks Community Bank. Data processing expense increased $23,000, amortization of identifiable assets increased $22,000 and other noninterest expense increased $46,000.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended December 31, 2004 was $159,000 compared to $140,000 for the quarter ended December 31, 2003. The effective tax rate increased marginally from 32.6% for the quarter ended December 31, 2003 to 33.3% for the current year quarter.

Comparison of Operating Results for the Nine Months Ended December 31, 2004 and 2003

Net Income

      For the nine months ended December 31, 2004, the Company reported net income of $857,000, an increase of $252,000 compared to the year ago period. Basic and diluted earnings per share for the nine months ended December 31, 2004 were $0.40 and $0.39, respectively, and for the nine months ended December 31, 2003 were $0.30. The increase in net income was due primarily to a $1.1 million increase in net interest and dividend income, a $174,000 increase in noninterest income and a $53,000 decrease in the provision for loan losses, partially offset by a $979,000 increase in noninterest expense.

Net Interest and Dividend Income

      Net interest and dividend income for the nine months ended December 31, 2004 totaled $5.3 million compared to $4.2 million for the same period in 2003. This represented an increase of $1.1 million or 26.2%. The change in net interest and dividend income was primarily due to an increase in average interest-earning assets and a lower cost of funds due to the lower interest rate environment.

      Interest and dividend income amounted to $7.5 million and $6.3 million for the nine months ended December 31, 2004 and 2003, respectively. Average interest-earning assets were $191.7 million for the nine months ended December 31, 2004, an increase of $41.1 million, or 27.3%, compared to $150.6 million for the nine months ended December 31, 2003. The increase in average interest-earning assets resulted primarily from the acquisition of Windsor Locks Community Bank. The yield earned on average assets decreased to 5.27% for the nine months ended December 31, 2004 from 5.60% for the nine months ended December 31, 2003 due to the lower interest rate environment.

      Interest expense for the nine months ended December 31, 2004 was $2.2 million, an increase of $118,000, or 5.6%, from the $2.1 million reported in the same period last year. Average interest-bearing liabilities grew $31.8 million during the nine months ended December

31, 2004 from $133.2 million to $165.0 million primarily due to liabilities assumed in the acquisition of Windsor Locks Community Bank. The average rate paid on interest bearing liabilities decreased to 1.79% for the nine months ended December 31, 2004 from 2.10% for the year ago period, due primarily to the lower interest rate environment.

Provision for Loan Losses

      The provision for loan losses for the nine months ended December 31, 2004 and 2003 was $127,000 and $180,000, respectively. The Company recorded charge-offs and recoveries totaling $95,000 and $23,000, respectively, for the nine months ended December 31, 2004. The decrease was caused primarily by the decrease in non-accrual loans due to lower loans past due 90 days or more.

Noninterest Income

      For the nine months ended December 31, 2004, noninterest income was $611,000 compared to $437,000 in the same period a year ago. The increase in noninterest income was primarily due to an increase of $164,000 in deposit related fees due to increased transactions and more deposit accounts due primarily to the acquisition of Windsor Locks Community Bank. In addition, during the second fiscal quarter the Bank introduced overdraft privilege, this allows customers to overdraw their account up to a certain dollar amount while being charged an overdraft fee. The increase in noninterest income was also due to a $51,000 increase in other noninterest income, caused primarily by commissions derived from the Bank's arrangement with a third party registered broker-dealer. These increases were partially offset by a $51,000 decrease in gain on sales and calls of investments.

Noninterest Expense

      Noninterest expense for the nine months ended December 31, 2004 was $4.5 million, an increase of $979,000, or 27.6%, from $3.5 million in the nine months ended December 31, 2003. Salaries and employee benefits increased $712,000, or 35.8%, reflecting normal salary increases, higher costs for employee benefits due in part to the increased stock price, and additions to staff caused by the acquisition of Windsor Locks Community Bank. Data processing expense increased $63,000, amortization of identifiable intangible assets increased $67,000 and other noninterest expense increased $107,000.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the nine months ended December 31, 2004 was $418,000 compared to $278,000 for the year ago period. The effective tax rate increased from 31.5% for the nine months ended December 31, 2003 to 32.8% for the nine months ended December 31, 2004.

Liquidity and Capital Resources

      The  term  liquidity  refers  to  the  ability  of  the  Company  and  the
Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and, to a much lesser extent, borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of December 31, 2004 of $12.5 million with unused borrowing capacity of $42.8 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2004 and 2003, the Association originated loans, net of principal paydowns of approximately $7.8 million and $9.7 million, respectively. Purchases of investment securities totaled $22.5 million and $30.3 million for the nine months ended December 31, 2004 and 2003, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $163.0 million at December 31, 2004, a $234,000 increase from the $162.8 million balance at March 31, 2004.

      At December 31, 2004, the Association had outstanding commitments to originate $8.2 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $8.8 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at December 31, 2004 totaled $52.2 million. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

      The Association was well-capitalized at December 31, 2004 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at December 31, 2004.

(dollars in thousands)

                              Required              Association
                              --------            ----------------
Tier 1 Capital                   4%               $24,622   11.85%
Total Risk based Capital         8%               $25,977   23.92%
Tier 1 Risk based Capital        8%               $24,622   22.67%

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

      For the three months ended December 31, 2004, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

      The Company did not repurchase its common stock in the quarter ended December 31, 2004. Further, the Company does not have publicly announced stock repurchase programs outstanding.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        None.

Item 5. Other Information.
        -----------------

        None.

Item 6. Exhibits.
        --------

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

                                    NEW ENGLAND BANCSHARES, INC.


Dated: February 9, 2005             By: /s/ Scott D. Nogles
       --------------------             ----------------------------------------
                                        Scott D. Nogles
                                        Chief Financial Officer


Dated: February 9, 2005             By: /s/ David J. O'Connor
       --------------------             ----------------------------------------
                                        David J. O'Connor
                                        Chief Executive Officer