Form 10KSB
period 2005-03-31
NEW ENGLAND BANCSHARES INC
filed 2005-06-28
CIK 1166760

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended March 31, 2005

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

                    Issuer's telephone number: (860) 253-5200
          Securities registered Section 12(b) of the Exchange Act: None
       Securities registered pursuant to Section 12(g)of the Exchange Act:

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     ---

      The issuer's revenues for its most recent fiscal year were approximately $10,994,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,284,528, based upon the closing price of $16.98 as quoted on the OTC Bulletin Board for June 2, 2005. Solely for purposes of this calculation, the shares held by Enfield Mutual Holding Company and the directors and officers of the issuer are deemed to be held by affiliates.

      As of June 2, 2005, the issuer had 2,257,651 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Proxy Statement for the 2005 Annual Meeting
               of Stockholders are incorporated by reference into
                          Part III of this Form 10-KSB

       Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                      ---    ---

                                                        INDEX

                                                                                                              Page
PART I

Item 1.  Description of Business................................................................................1

Item 2.  Description of Property...............................................................................25

Item 3.  Legal Proceedings 25

Item 4.  Submission of Matters to a Vote of Security Holders...................................................26


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities..................................................26

Item 6.  Management's Discussion and Analysis or Plan of Operation.............................................26

Item 7.  Consolidated Financial Statements.....................................................................36

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................65

Item 8A. Controls and Procedures ..............................................................................65

Item 8B. Other Information ....................................................................................65


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
         of the Exchange Act...................................................................................65

Item 10. Executive Compensation................................................................................66

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........66

Item 12. Certain Relationships and Related Transactions........................................................67

Item 13. Exhibits..............................................................................................68

Item 14. Principal Accountant Fees and Services................................................................68

Signatures.....................................................................................................69


This Annual Report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe the Company's future plans, strategies and expectations. These forward-looking statements may be identified by the use of such words as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company's operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and Enfield Federal's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

      New England Bancshares' sole business activity is the ownership of all of Enfield Federal's capital stock. The Company has no significant liabilities. New England Bancshares does not transact any material business other than through its subsidiary, Enfield Federal. Accordingly, information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Enfield Federal. New England Bancshares is subject to the regulation, supervision and examination of the Office of Thrift Supervision.

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

      On December 12, 2003, Enfield Federal acquired Windsor Locks Community Bank, FSL (the "Acquisition"). Neither Enfield Federal nor the Company was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank's members, in the Acquisition. However, the Company was required to issue additional shares of common stock to Enfield Mutual Holding Company in an amount equal to the value of Windsor Locks Community Bank as determined by an independent appraisal, which amounted to 171,355 shares.

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

Company's Website and Availability of Securities and Exchange Commission Filings

      The Company's internet website is www.enfieldfederal.com. The Company
                                        ----------------------
makes available free of charge on or through its website its annual reports on Forms 10-KSB, quarterly reports on Forms 10-QSB, current reports on Forms 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Except as specifically incorporated by reference into this annual report, information on our website is not a part of this annual report.

Market Area

      The Company conducts its operations through its main office and two other branch offices in Enfield and its branch offices in Broad Brook, Manchester, Suffield and Windsor Locks, Connecticut. The Company's deposits are gathered from, and its lending activities are concentrated primarily in, the towns and the communities contiguous to its branch offices.

      Enfield is a largely suburban town located along the Massachusetts border in the north-central part of the state in Hartford County, Connecticut. Enfield is approximately 10 miles from and is midway between the cities of Hartford, Connecticut and Springfield, Massachusetts, and is two hours from both Boston and New York City. Enfield is near Interstate 91, the major north-south highway that runs directly through the heart of New England. The region serves as the governmental and financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., Travelers Property Casualty Corp., United Technologies Corp., Stanley Works, Lego Toys, Hallmark Cards, as well as many regional banks and the Connecticut State Government.

Competition

      The Company faces intense competition both in making loans and attracting deposits. As of June 30, 2004, the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Company held approximately 0.8% of the deposits in Hartford County, which was the 12th largest share of deposits out of 30 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than does the Company and may offer products and services that the Company does not provide.

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

                                                                       At March 31,
                                ----------------------------------------------------------------------------------------
                                        2005                   2004                  2003                   2002
                                --------------------  ---------------------  --------------------   --------------------
                                            Percent                Percent               Percent                Percent
                                  Amount    Of Total    Amount     Of Total    Amount    Of Total     Amount    Of Total
                                ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
                                                              (Dollar amounts in thousands)

Mortgage loans:
 Redisential Loans
  One- to four-family (1).....  $  88,774      66.08% $  80,999       65.82% $  63,726      67.17%  $  56,625      69.50%
  Multi-family................      6,621       4.93      6,789        5.52      5,256       5.54       5,348       6.56
 Commercial real estate.......     22,166       16.5     17,475        14.2     13,378       14.1      10,222      12.55
 Construction loans...........     10,309       7.68     10,324        8.39      4,625       4.87       2,436       2.99
                                ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
   Total mortgage loans.......    127,870      95.19    115,587       93.93     86,985      91.68      74,631       91.6
Consumer loans................      1,132       0.84      1,467        1.19      1,629       1.72       2,066       2.54
Commercial loans..............      5,332       3.97      6,004        4.88      6,262        6.6       4,777       5.86
                                ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
   Total loans................    134,334     100.00%   123,058      100.00%    94,876     100.00%     81,474     100.00%
                                           =========              =========             =========              =========

Deferred loan origination
 fees, net....................       (340)                 (353)                  (287)                  (233)
Allowance for loan losses.....     (1,437)               (1,301)                (1,008)                  (773)
                                ---------             ---------              ---------              ---------
   Total loans, net...........  $ 132,557             $ 121,404              $  93,581              $  80,468
                                =========             =========              =========              =========
                                    At March 31,
                                ---------------------
                                        2001
                                ---------------------
                                             Percent
                                 Amount      Of Total
                                ---------   ---------
                            (Dollar amounts in thousands)
Mortgage loans:
 Redisential Loans
  One- to four-family (1).....  $  52,228       77.67%
  Multi-family................      5,347        7.95
 Commercial real estate.......      5,947        8.84
 Construction loans...........         --          --
                                ---------   ---------
   Total mortgage loans.......     63,522       94.46
Consumer loans................      1,565        2.33
Commercial loans..............      2,160        3.21
                                ---------   ---------
   Total loans................     67,247      100.00%
                                            =========

Deferred loan origination
 fees, net....................       (272)
Allowance for loan losses.....       (603)
                                ---------
   Total loans, net...........  $  66,372
                                =========
=============================================================================================================

(1) Includes $9.6 million, $8.4 million, $7.5 million, $5.6 million and $2.7 million of home equity loans at March 31, 2005, 2004, 2003, 2002 and 2001, respectively.

            Loan Maturity. The following table shows the remaining contractual maturity of the Company's total loans at March 31, 2005. The table does not include the effect of future principal prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                              At March 31, 2005
                                        --------------------------------------------------------------------------------------
                                         One- to
                                          Four-       Multi-   Commercial                                              Total
                                         Family       Family   Real Estate  Construction    Consumer    Commercial     Loans
                                        --------------------------------------------------------------------------------------
                                                                                (In Thousands)
Amounts due in:
   One year or less ...............     $    568     $     --     $  2,206     $ 10,115     $    169     $  1,471     $ 14,529
   More than one year to five years        2,522          188          472           25          832        1,303        5,342

   More than five years ...........       85,684        6,433       19,488          169          131        2,558      114,463
                                        --------     --------     --------     --------     --------     --------     --------
      Total amount due ............       88,774     $  6,621       22,166       10,309     $  1,132     $  5,332     $134,334
                                        ========     ========     ========     ========     ========     ========     ========

      The following table sets forth, at March 31, 2005, the dollar amount of loans contractually due after March 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    Due After March 31, 2006
                                              ----------------------------------
                                               Fixed      Adjustable      Total
                                              --------    ----------    --------
                                                              (In Thousands)
      Mortgage loans:
         Residential loans:
            One- to four- family ..........   $ 72,543     $ 15,663     $ 88,206
            Multi-family ..................      2,045        4,576        6,621
         Commercial real estate ...........      4,567       15,393       19,960
         Construction loans ...............         --          194          194
                                              --------     --------     --------
               Total mortgage loans .......     79,155       35,826      114,981
      Consumer loans ......................        963           --          963
      Commercial loans ....................      2,280        1,581        3,861
                                              --------     --------     --------
                     Total loans ..........   $ 82,398     $ 37,407     $119,805
                                              ========     ========     ========


      Loan Originations and Sales. The Company's mortgage lending activities are conducted by its salaried loan representatives operating at its main office in Enfield. The Company underwrites all loans that it originates under its loan policies and procedures which model those of Fannie Mae and Freddie Mac. The Company originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company is primarily a portfolio lender, originating substantially all of its loans for investment. The Company did not sell any loans in fiscal years 2005, 2004 and 2003.

      The following table sets forth the Company's loan originations, principal repayments and other loan activities for the periods indicated:

                                                       For the Fiscal Year Ended March 31,
                                                    ---------------------------------------
                                                       2005           2004           2003
                                                    ---------      ---------      ---------
                                                                (In Thousands)
Beginning balance, loans, net .................     $ 121,404      $  93,581      $  80,468
                                                    ---------      ---------      ---------
   Originations:
      Mortgage loans:
         Residential loans:
            One- to four-family ...............        19,232         26,181         20,943
            Multi-family ......................           704          2,163          2,216
         Commercial real estate ...............         6,012          3,765          4,739
         Construction loans ...................        18,872         12,913          5,289
                                                    ---------      ---------      ---------
               Total mortgage loans ...........        44,820         45,022         33,187
      Consumer loans ..........................           382            556            674
      Commercial loans ........................         1,872            741          1,539
                                                    ---------      ---------      ---------
               Total loan originations ........        47,074         46,319         35,400
Obtained through merger .......................            --         16,399             --
Deduct:
       Principal loan repayments and other, net       (35,926)       (34,788)       -22,282
       Loan charge-offs, net of recoveries ....             5           (107)            -5
                                                    ---------      ---------      ---------
Ending balance, loans, net ....................     $ 132,557      $ 121,404      $  93,581
                                                    =========      =========      =========

      One- to Four-Family Loans. The Company's primary lending activity is to originate loans secured by one- to four-family residences located in its primary market area. At March 31, 2005, 82.42% of its one- to four-family loans were fixed-rate and 17.58% were adjustable-rate.

      The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $359,650.

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

      The Company offers its full-time employees who satisfy certain criteria and its general underwriting standards fixed- and adjustable-rate mortgage loans with reduced interest rates which are currently 50 basis points below the rates offered to Enfield Federal's other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of March 31, 2005, the Company had $2.5 million of employee mortgage rate loans, or 1.86% of total loans.

      Home Equity Loans and Lines of Credit. The Company offers home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2005, home equity loans and equity lines of credit totaled $9.6 million, or 7.16% of Enfield Federal's total loans. Additionally, at March 31, 2005, the unadvanced amounts of home equity lines of credit totaled $1.5 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

      The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. We will offer home equity loans with maximum combined loan-to-value ratios of 90%, provided that loans in excess of 80% will be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period.

      Multi-Family and Commercial Real Estate Loans. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Company's primary market area. The Company's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the five-year FHLB classic advance rate plus a margin of 225 to 325 basis points.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards. To monitor cash flows on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20X. Environmental surveys are generally required for commercial real estate loans over $250,000.

      Construction Loans. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2005, residential construction loans amounted to $3.8 million, or 2.86% of total loans. At March 31, 2005, the unadvanced portion of these construction loans totaled $1.4 million. The Company's residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

      The Company makes construction loans for commercial development projects. The projects include multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, then convert to permanent financing. Disbursements of funds are at the sole discretion of Enfield Federal and are based on the progress of construction. At March 31, 2005, commercial construction loans totaled $6.5 million, or 4.84% of total loans. At March 31, 2005, the unadvanced portion of these construction loans totaled $9.6 million.

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

      Commercial Loans. At March 31, 2005, the Company had $5.3 million in commercial loans which amounted to 3.97% of total loans. In addition, at such date, the Company had $1.5 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed rate business loans are generally indexed to the two-, five- or ten-year FHLB amortizing advance rate, as corresponds to the term of the loan, plus a margin of up to 350 basis points. The Company generally does not make unsecured commercial loans.

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

      Consumer Loans. The Company offers fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2005, automobile loans totaled $586,000, or 0.44% of the Company's total loans and 51.77% of consumer loans. For the fiscal year ended March 31, 2005, the Company originated $188,000 of automobile loans.

      Other consumer loans at March 31, 2005 amounted to $546,000, or 0.40% of the Company's total loans and 48.23% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit at the Company.

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

      The following table sets forth the Company's classified assets at March 31, 2005.

                                        Loss                 Doubtful            Substandard          Special Mention
                                  ------------------    ------------------    ------------------    ------------------
                                  Number                Number                Number                Number
                                   of      Principal     of      Principal     of      Principal     of      Principal
                                  Loans     Balance     Loans     Balance     Loans     Balance     Loans     Balance
                                  ------    --------    ------    --------    ------    --------    ------    --------
                                                               (Dollars in Thousands)
Residential loans:
   One- to four-family ......         --         --          1     $   47          4     $  652          5     $  454
Commercial real estate loans          --         --         --         --         --         --          3        659
Consumer loans ..............         --         --         --         --         --         --          1          5
                                  ------     ------     ------     ------     ------     ------     ------     ------

      Total .................         --         --          1     $   47          4     $  652          9     $1,118
                                  ======     ======     ======     ======     ======     ======     ======     ======

      The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.

                                                   At March 31, 2005                                 At March 31, 2004
                                 ---------------------------------------------------------------------------------------------------
                                       30-89 Days             90 Days or More            30-89 Days               90 Days or More
                                 ----------------------    ----------------------   ----------------------     ---------------------
                                 Number       Principal    Number       Principal   Number       Principal     Number      Principal
                                  of           Balance      of           Balance     of           Balance       of          Balance
                                 Loans        of Loans     Loans        of Loans    Loans        of Loans      Loans       of Loans
                                 ------       ---------    ------       ---------   ------       ---------     ------      ---------
                                                                          (Dollars in Thousands)

Mortgage loans:
   Residential loans:
      One- to four-family ....       23        $2,038           2        $  420          31        $1,949           4       $  253
      Multi-family ...........       --            --          --            --          --            --           2          266
   Commercial real estate ....        2           102          --            --          --            --           2          155
   Construction loans ........        1           250          --            --          --            --          --           --
                                 ------        ------      ------        ------      ------        ------      ------       ------
          Total mortgage loans       26         2,390           2           420          31         1,949           8          674
Consumer loans ...............        1             3          --            --           7            49           2           10
Commercial loans .............       --            --          --            --          --            --           1          528
                                 ------        ------      ------        ------      ------        ------      ------       ------
          Total ..............       27        $2,393           2        $  420          38        $1,998          11       $1,212
                                 ======        ======      ======        ======      ======        ======      ======       ======
Delinquent loans to loans (1)                    1.78%                     0.31%                     1.63%                    0.99%


                                                 At March 31, 2003
                                 -----------------------------------------------
                                      30-89 Days              90 Days or More
                                 ---------------------    ----------------------
                                 Number       Principal    Number      Principal
                                  of           Balance      of          Balance
                                 Loans        of Loans     Loans       of Loans
                                 ------       ---------    ------      ---------
                                               (Dollars in Thousands)
Mortgage loans:
   Residential loans:
      One- to four-family ....       33       $2,231            2       $  122
      Multi-family ...........       --           --           --           --
   Commercial real estate ....        2          159           --           --
   Construction loans ........       --           --           --           --
                                 ------       ------       ------       ------
          Total mortgage loans       35        2,390            2          122
Consumer loans ...............        6           41            2           14
Commercial loans .............       --           --           --           --
                                 ------       ------       ------       ------
          Total ..............       41       $2,431            4       $  136
                                 ======       ======       ======       ======
Delinquent loans to loans (1)                   2.55%                     0.14%

--------------------------------------------------------------------------------

      (1)   Loans are presented before the allowance for loan losses.

      Nonperforming Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans, other real estate owned and impaired loans. The Company did not have any troubled debt restructurings at the dates presented.

                                                                         At March 31,
                                                       -----------------------------------------------
                                                        2005      2004      2003      2002       2001
                                                       -------   -------   -------   -------   -------
                                                                        (Dollars in Thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans:
           One- to four-family ...................     $   464   $   182   $    81   $   201   $   669
                                                       -------   -------   -------   -------   -------
           Multi-family ..........................          --        72        --        --        --
      Commercial real estate .....................          --       155       159        --        --
                                                       -------   -------   -------   -------   -------
         Total mortgage loans ....................         464       409       240       201       669
   Consumer loans ................................          --        --        --        --        --
   Commercial loans ..............................          --       528        --        --        --
                                                       -------   -------   -------   -------   -------
            Total nonaccrual loans ...............         464       937       240       201       669
Other real estate owned ..........................          --        --        --        --       270
                                                       -------   -------   -------   -------   -------
            Total nonperforming assets ...........     $   464    $  937   $   240   $   201   $   939
                                                       =======   =======   =======   =======   =======
Impaired loans ...................................     $    --    $  755   $   159   $   --    $   100
Accruing loans 90 days or more past due ..........          --       411         5       --         --
Allowance for loan losses as a percent of loans(1)        1.07%     1.06%     1.07%     0.95%     0.90%
Allowance for loan losses as a percent
   of nonperforming loans (2) ....................      309.70%   138.85%   420.00%   384.58%    90.13%
Nonperforming loans as a percent of loans (1)(2) .        0.35%     0.76%     0.25%     0.25%     1.00%
Nonperforming assets as a percent of total assets         0.22%     0.46%     0.15%     0.15%     0.76%


--------------------------------------------------------------------------------
(1)   Loans are presented before allowance for loan losses.
(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by Enfield Federal as presenting uncertainty with respect to the collectibility of interest or principal.

      Interest income that would have been recognized for the year ending March 31, 2005 had non-accrual loans been performing in accordance with their original terms amounted to $6,000, none of which was recognized in interest income.

      The Company generally stops accruing income when interest or principal payments are 90 days in arrears. However, secured consumer loans are written down to realizable value and unsecured loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. The Company may stop accruing income on such loans earlier than 90 days when it considers the timely collectibility of interest or principal to be doubtful. The

Company may continue accruing interest income beyond 90 days if the loan is well secured and the Company determines that the ultimate collection of all principal and interest is not in doubt.

      When the Company designates nonaccrual loans, the Company reverses all outstanding interest that it had previously credited. If the Company receives a payment on a nonaccrual loan, the Company may recognize a portion of that payment as interest income, if it determines that the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on nonaccrual status. Generally, the Company may return a nonaccrual loan to accrual status if: (1) none of the borrower's obligations have been charged off; (2) the borrower has resumed paying the full amount of scheduled contractual interest and principal payments; (3) principal and interest payments are less than 90 days past due; (4) there is a sustained period of payment (generally six months) by the borrower; and (5) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time.

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

      Foreclosed real estate consists of property the Company has acquired through foreclosure or by deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs. At March 31, 2005 and 2004, the Company had no foreclosed real estate.

      Allowance for Loan Losses. The following table presents the activity in the Company's allowance for loan losses and other ratios at or for the dates indicated.

                                                                       At or For the Fiscal Year
                                                                            Ended March 31,
                                                    ------------------------------------------------------------
                                                      2005          2004         2003         2002         2001
                                                    -------       -------      -------      -------      -------
                                                                        (Dollars in Thousands)
Balance at beginning of period ................     $ 1,301       $ 1,008      $   773      $   603      $   472
                                                    -------       -------      -------      -------      -------
Provision for loan losses .....................         131           240          240          200          194
Charge-offs:
   Mortgage loans:
      Residential loans:
         One- to four-family ..................          --            --           --           --           76
         Multi-family .........................          83            42           --           --           --
   Consumer loans .............................          16            --           12           30            1
   Commercial loans ...........................          --            65           --           --           --
                                                    -------       -------      -------      -------      -------
      Total charge-offs .......................          99           107           12           30           77
                                                    -------       -------      -------      -------      -------
Recoveries:
   Mortgage loans:
      Residential loans:
         One- to four-family ..................          --            --           --           --           14
         Multi-family .........................          80            --           --           --           --
   Consumer loans .............................           2            --            7           --           --
   Commercial loans ...........................          22            --           --           --           --
                                                    -------       -------      -------      -------      -------
      Total Recoveries ........................         104            --            7           --           14
                                                    -------       -------      -------      -------      -------
Net (recoveries) charge-offs ..................          (5)          107            5           30           63
                                                    -------       -------      -------      -------      -------
Allowance obtained through merger .............          --           160           --           --           --
                                                    -------       -------      -------      -------      -------
Balance at end of period ......................     $ 1,437       $ 1,301      $ 1,008      $   773      $   603
                                                    =======       =======      =======      =======      =======
Ratio of net charge-offs during the period to
   average loans outstanding during the period           -%          0.10%        0.01%        0.04%        0.10%
Allowance for loan losses as a percent of .....        1.07%         1.06%        1.07%        0.95%        0.90%
loans (1)
Allowance for loan losses as a percent of
   nonperforming loans (2) ....................      309.70%       138.85%      420.00%      384.58%       90.13%

-----------------------------------------------------------------------------------------------------------------

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

                                                                              At March 31,
                                       --------------------------------------------------------------------------------------------
                                                 2005                             2004                              2003
                                       --------------------------       --------------------------       --------------------------
                                                       Percent of                       Percent of                       Percent of
                                                        Loans in                         Loans in                         Loans in
                                                          Each                             Each                             Each
                                                        Category                         Category                         Category
                                                        to Total                         to Total                         to Total
                                         Amount           Loans           Amount           Loans           Amount           Loans
                                       ----------      ----------       ----------      ----------       ----------      ----------
                                                                          (Dollars in Thousands)
Mortgage loans:
   Residential loans:
      One- to four-family .........    $      401           66.08%      $      389           65.82%      $      381           67.17%
      Multi-family ................            27            4.93              134            5.52              116            5.54
   Commercial real estate .........           637            16.5              368            14.2              329            14.1
   Construction loans .............           235            7.68              180            8.39               50            4.87
Consumer loans ....................            20            0.84               15            1.19               23            1.72
Commercial loans ..................           117            3.97              215            4.88              109             6.6
                                       ----------      ----------       ----------      ----------       ----------      ----------
    Total allowance for loan losses    $    1,437          100.00%      $    1,301          100.00%      $    1,008          100.00%
                                       ==========      ==========       ==========      ==========       ==========      ==========
                                                                At March 31,
                                       -----------------------------------------------------------
                                                  2002                            2001
                                       --------------------------       --------------------------
                                                       Percent of                       Percent of
                                                        Loans in                         Loans in
                                                          Each                             Each
                                                        Category                         Category
                                                        to Total                         to Total
                                         Amount           Loans           Amount           Loans
                                       ----------      ----------       ----------      ----------
                                                           (Dollars in Thousands)

Mortgage loans:
   Residential loans:                  $      292           69.50%      $      347           77.67%
      One- to four-family .........            89            6.56               76            7.95
      Multi-family ................           252           12.55              111            8.84
   Commercial real estate .........            39            2.99               --               -
   Construction loans .............            18            2.54               27            2.33
Consumer loans ....................            83            5.86               42            3.21
Commercial loans ..................    ----------      ----------       ----------      ----------
                                       $      773          100.00%      $      603          100.00%
    Total allowance for loan losses    ==========      ==========       ==========      ==========

      The Company maintains an allowance for loan losses to absorb losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. A provision for loan losses is charged to earnings based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses.

      Analysis and Determination of the Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. A provision for loan losses is charged to earnings based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses.

      The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

      Specific Allowances for Identified Problem Loans. The Company establishes an allowance on identified problem loans based on factors including, but not limited to: (1) the borrower's ability to repay the loan; (2) the type and value of the collateral; (3) the Company's collateral position; and (4) the borrower's repayment history.

      General Valuation Allowance on the Remainder of the Portfolio. The Company also establishes a general allowance by applying loss factors to the remainder of the loan portfolio to capture the inherent losses associated with the lending activity. Loss factors are calculated for each loan type and the different loan classification groupings within the loan types. The loss factors are determined based on the Company's historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. Based on management judgment the Company may adjust the loss factors due to: (1) changes in lending policies and procedures; (2) changes in existing general economic and business conditions affecting our primary market area; (3) credit quality trends; (4) collateral value; (5) loan volumes and concentrations; (6) seasoning of the loan portfolio; (7) recent loss experience in particular segments of the portfolio; (8) duration of the current business cycle; and (9) bank regulatory examination results. Loss factors are reevaluated quarterly to ensure their relevance in the current real estate environment.

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

      The Company's allowance for loan losses increased $136,000 from March 31, 2004 to $1.4 million or 1.07% of total loans at March 31, 2005. For the years ended March 31, 2005 and 2004, the Company increased its allowance for loan losses through provisions for loan losses of $131,000 and $240,000, respectively, based on its evaluation of the items discussed above. Management believes that to the best of its knowledge, the allowance for loan losses covers all known losses and inherent losses in the current loan portfolio at March 31, 2005. To determine the adequacy of the allowance, the Company looks at historical trends in the growth and composition of its loan portfolio and the amount of non-performing loans and net charge-offs among other factors. The most significant risk trends over the last two years are the growth of the Company's commercial and multi-family real estate and construction loan portfolios, which contain higher loss potential than one-to four-family residential mortgages.

Investment Activities

      The board of directors reviews and approves the Company's investment policy on an annual basis. The Company's board of directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The board of directors reviews the Company's investment portfolio and reviews investment transactions on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals. The board has directed the President and Chief Executive Officer to implement the investment policy based on the board's established guidelines as reflected in the written investment policy, and other established guidelines, including those set periodically by the Asset Liability Management Committee. The President and Chief Executive Officer presents the board of directors with potential investment strategies and investment portfolio performance reports, at least on a monthly basis.

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

      (3)   municipal obligations; and

      (4)   equity investments.

      With respect to municipal obligations, the Company's investment policy provides that all municipal issues must be rated investment grade or higher to qualify for its portfolio. If any such municipal issues in the Company's investment portfolio are subsequently downgraded below the minimum requirements, it is the Company's general policy to liquidate the investment.

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

      The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                                       At March 31,
                                                           --------------------------------------------------------------------
                                                                    2005                   2004                   2003
                                                           -------------------    ---------------------   ---------------------
                                                           Amortized     Fair     Amortized      Fair     Amortized     Fair
                                                              Cost       Value       Cost        Value       Cost       Value
                                                           --------------------------------------------------------------------
                                                                                      (In Thousands)
Investments in available-for-sale securities:
      U.S. government and federal agencies ..............  $           $ 20,719                $ 12,826    $  7,175    $  7,226
                                                             21,129                $ 12,742
      Municipal securities ..............................     5,995       5,897       3,831       3,864         818         824
      Corporate securities ..............................       546         559         754         794         853         863
      Mortgage-backed securities ........................    12,963      12,893      18,246      18,372      21,683      21,810
      Marketable equity securities ......................    12,952      12,834      12,020      11,971      15,233      15,224
                                                           --------    --------    --------    --------    --------    --------
            Total .......................................    53,585      52,902      47,593      47,827
      Money market mutual funds included in cash
        and cash equivalents ............................    (6,317)     (6,317)     (5,518)     (5,518)     (7,879)     (7,879)
                                                           --------    --------    --------    --------    --------    --------
           Total ........................................  $ 47,268    $ 46,585    $ 42,075    $ 42,309    $ 37,883    $ 38,068
                                                           ========    ========    ========    ========     =======    ========

      The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2005:

                                         Amortized
                                            Cost                 Fair
                                           Basis                 Value
                                          --------              -------
                                                  (In Thousands)
                    Issuer
      --------------------------------
      Asset Management Fund                $12,350              $12,232

      The following table sets forth the Company's securities activities for the periods indicated.

                                                    At and For the Fiscal Year Ended March 31,
                                                       --------------------------------
                                                         2005        2004        2003
                                                       --------    --------    --------
                                                                (In Thousands)

Mortgage-related securities:
Mortgage-related securities, beginning of period (1)   $ 18,372    $ 21,810    $ 24,034
Purchases ..........................................      8,952      16,272      28,201
Sales ..............................................     (1,896)     (1,529)     (1,425)
Obtained through merger ............................         --       2,895          --
Repayments and prepayments .........................    (12,219)    (20,888)    (28,968)
Decrease in net premium ............................       (157)       (187)       (122)
(Decrease) increase in net unrealized gain .........       (159)         (1)         90
                                                       --------    --------    --------
Net decrease in mortgage-related securities ........     (5,479)     (3,438)     (2,224)
                                                       --------    --------    --------
Mortgage-related securities, end of period (1) .....   $ 12,893    $ 18,372    $ 21,810
                                                       ========    ========    ========

Investment securities:
Investment securities, beginning of period (1) .....   $ 23,937    $ 16,258    $ 12,131
Purchases ..........................................     17,973      23,033      12,150
Sales ..............................................     (4,713)    (10,406)     (5,894)
        Obtained through merger ....................         --       4,074          --
Maturities .........................................     (2,808)     (9,054)     (2,349)
Increase (decrease) in net premium .................         18         (18)        (50)
(Decrease) increase in net unrealized gain .........       (715)         50         270
                                                       --------    --------    --------
Net increase in investment securities ..............      9,755       7,679       4,127
                                                       --------    --------    --------
Investment securities, end of period (1) ...........   $ 33,692    $ 23,937    $ 16,258
                                                       ========    ========    ========

(1)   At fair value.

            Investment Portfolio Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's available-for-sale securities, excluding marketable equity securities, at March 31, 2005. Municipal securities are not presented on a tax equivalent basis.

                                      Within One Year One To Five Years  Five To Ten Years      After Ten Years         Total
                                     ---------------- -----------------  -------------------- ------------------ ------------------
                                             Weighted          Weighted             Weighted            Weighted           Weighted
                                    Carrying  Average Carrying  Average  Carrying   Average   Carrying  Average  Carrying   Average
                                      Value    Yield   Value     Yield     Value      Yield     Value    Yield     Value     Yield
                                     -------- ------- --------- -------- ---------- --------- --------- -------- --------- --------
                                                                    (Dollars in Thousands)
Available-for-sale securities: (1)
     U.S. Government and
         Federal agencies ........   $    --     --%   $ 2,100    3.74%    $ 9,449    4.37%    $ 9,170    4.86%    $20,719    4.52%
     Municipal securities ........        --     --         --      --       2,764     3.4       3,133    3.74       5,897    3.58
     Corporate securities ........       101   4.06         --      --          --      --         458    4.26         559    4.22
     Mortgage-backed securities ..        --     --          7    7.14         391    4.88      12,495    4.65      12,893    4.66
                                     -------           -------             -------             -------             -------
         Total ...................   $   101   4.06%   $ 2,107    3.75%    $12,604    4.17%    $25,256    4.61%    $40,068    4.42%
                                     =======           =======             =======             =======             =======

--------------------------------------------------------------------------------

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

                                                                 For the Fiscal Year Ended March 31,
                                   -------------------------------------------------------------------------------------------------
                                                2005                             2004                             2003
                                   ------------------------------   -----------------------------    -------------------------------
                                              Percent                          Percent                          Percent
                                              of Total                         of Total                         of Total
                                   Average    Average    Average    Average    Average    Average    Average    Average    Average
                                   Balance    Deposits    Rate      Balance    Deposits    Rate      Balance    Deposits    Rate
                                   --------   --------   --------   --------   --------  --------    --------   --------   --------
                                                                        (Dollars in Thousands)
Demand deposits .................  $ 12,504       7.61%        --%  $  7,792       5.61%       --%   $  4,790       3.97%        --%
Savings accounts ................    55,280      33.65       0.61     46,001      33.11       0.71     38,826      32.15       1.20
NOW accounts ....................     7,020       4.27       0.24      5,306       3.82       0.30      4,490       3.72       0.47
Money market accounts ...........     6,532       3.98       1.00      6,177       4.45       1.02      3,879       3.21       1.42
                                   --------   --------              --------   --------              --------   --------
      Total .....................    81,336      49.51       0.52     65,276      46.99       0.62     51,985      43.05       1.04
                                   --------   --------              --------   --------              --------   --------
Certificate accounts (1):
   Less than six months .........    10,904       6.64       1.06     10,399       7.49       1.20      1,384       1.15       1.52
   Over six through twelve months    21,652      13.18       1.34     20,855      15.01       1.70     28,545      23.64       2.40
   Over twelve through thirty-
      six months ................    27,429      16.70       2.29     22,649      16.30       2.56     23,761      19.68       3.87
   Over thirty-six months .......    22,956      13.97       4.72     19,736      14.21       5.21     15,064      12.48       5.87
                                   --------   --------              --------   --------              --------   --------
      Total certificate accounts     82,941      50.49       2.55     73,639      53.01       2.83     68,754      56.95       3.65
                                   --------   --------              --------   --------              --------   --------
      Total average deposits ....  $164,277     100.00       1.54%  $138,915     100.00%      1.79%  $120,739     100.00%      2.53%
                                   ========   ========              ========   ========              ========   ========

------------------------------
(1)   Includes retirement accounts such as IRA accounts.

      Deposit Flow. The following table summarizes the deposit activity of the Company for the periods indicated.

                                            For the Fiscal Year Ended March 31,
                                           ------------------------------------
                                             2005           2004         2003
                                             ----           ----         ----
                                                      (In Thousands)

Net (withdrawals) deposits .............   $ (2,334)     $ (3,341)     $ 10,613
Deposits acquired through merger .......         --        34,357            --
Interest credited on deposit accounts...      2,535         2,821         3,342
                                           --------      --------      --------
Total increase in deposit accounts .....   $    201      $ 33,837      $ 13,955
                                           ========      ========      ========



      At March 31, 2005, the Company had $16.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                     Weighted
Maturity Period                                         Amount     Average Rate
---------------                                       ----------   ------------
                                                       (Dollars in Thousands)

Three months or less.............................     $    4,400       3.04%
Over three through six months....................          1,398       2.19
Over six through twelve months...................          3,210       1.72
Over twelve months...............................          7,537       3.61
                                                      ----------
         Total...................................          6,545       2.97%
                                                      ==========

      Certificate Account Balances by Rates. The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2005.

                             Period to Maturity from March 31, 2005                At March 31,
                         --------------------------------------------     -------------------------------
                                        One       Two to       Over
                         Less Than     to Two      Three       Three
                          One Year     Years       Years       Years       2005        2004        2003
                         ---------    -------     -------     -------     -------     -------     -------
                                                           (In Thousands)
Certificate accounts:
     0 to 2.00% .....     $37,724     $ 2,876     $    --     $    --     $40,600     $49,304     $20,283
   2.01 to 3.00% ....       2,046       5,800       1,647         127       9,620       7,860      25,011
   3.01 to 4.00% ....         199       2,750       3,114      13,161      19,224      10,062       5,600
   4.01 to 5.00% ....         289         533       3,399       3,601       7,822       4,389       3,674
   5.01 to 6.00% ....          79         138         181          --         398       1,587       5,397
   6.01 to 7.00% ....       3,462          --          --          --       3,462       9,412       9,358
   Greater than 7.00%         116          --          --          --         116         108          --
                          -------     -------     -------     -------     -------     -------     -------
      Total .........      43,915     $12,097     $ 8,341     $16,889     $81,242     $82,722     $69,323
                          =======     =======     =======     =======     =======     =======     =======

      Federal Home Loan Bank Advances. The Company may obtain advances from the Federal Home Loan Bank of Boston upon the security of the common stock it owns in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawal of deposit accounts and to permit increased lending. At March 31, 2005, the Company had available lines of credit with the Federal Home Loan Bank totaling approximately $43.7 million.

      The following table sets forth certain information regarding the Company's borrowed funds during the periods indicated.

                                                                            At or For the Years
                                                                              Ended March 31,
                                                                     ---------------------------------
                                                                      2005          2004        2003
                                                                     -------      -------      -------
                                                                          (Dollars in Thousands)

Federal Home Loan Bank advances:
   Average balance outstanding .................................     $10,791      $ 8,055      $ 7,195
   Maximum amount outstanding at any month-end during the period      15,749       10,030        8,243

   Balance outstanding at end of period ........................      15,620        9,926        8,142
   Weighted average interest rate during the period ............        3.69%        4.00%        4.04%
   Weighted average interest rate at end of period .............        3.76%        3.73%        3.98%


Personnel

      As of March 31, 2005, Enfield Federal had 52 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit and Enfield Federal believes its relationship with its employees is good.

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

      Certain of the applicable regulatory requirements are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on Enfield Mutual Holding Company, New England Bancshares and Enfield Federal and is qualified in its entirety by reference to the actual statutes and regulations involved.

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

      Loans-to-One-Borrower Limitations. Enfield Federal is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Enfield Federal's total loans or extensions of credit to a single borrower cannot exceed 15% of Enfield Federal's unimpaired capital and surplus. Enfield Federal may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2005, Enfield Federal's loans-to-one borrower limitation was $4.0 million and Enfield Federal's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

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

      If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2005, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

      Capital Requirements. Office of Thrift Supervision regulations require Enfield Federal to meet three minimum capital standards:

      (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the Office of Thrift Supervision regulations;

      (2) a leverage ratio requirement of 3% of core capital to adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System (the minimum leverage capital ratio for any other depository institution that does not have a composite examination rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution) and is not anticipating or expecting significant growth and have well-diversified risks; and

      (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets of which at least half must be core capital.

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

      The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2005, Enfield Federal met each of its capital requirements.

      The following table presents the Association's capital position at March 31, 2005.

                                                  OTS Minimum
                                              Capital Requirements
                                              --------------------
                         Actual     Ratio      Actual      Ratio
                         ------     -----      ------      -----
Tangible ...........     $24,995    11.79%     $ 3,180     1.5%
Core (Leverage).....     $24,995    11.79%     $ 8,479     4.0%
Risk-based .........     $26,404    23.43%     $ 9,016     8.0%

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

      Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings, including safety and soundness, compliance and Community Reinvestment Act, in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if the institution, like Enfield Federal, is a subsidiary of a holding company. If Enfield Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2005 totaled $55,000.

      Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

      Enfield Federal's total assessment paid for the 2005 fiscal year (including the Financing Corporation assessment) was $24,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the association. Management cannot predict what insurance assessment rates will be in the future.

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

      The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by Enfield Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, Enfield Federal's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders. There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of Enfield Federal's capital. In addition, extensions of credit in excess of certain limits must be approved by Enfield Federal's board of directors.

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

      Federal Home Loan Bank System. Enfield Federal is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations or 5% of outstanding advances. Enfield Federal was in compliance with this requirement with an investment in the capital stock of the Federal Home Loan Bank of Boston at March 31, 2005 of $1.1 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

      Under Federal Reserve Board regulations, Enfield Federal is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements. Enfield Federal is in compliance with these requirements.

Holding Company Regulation

      General. New England Bancshares and Enfield Mutual Holding Company are savings and loan holding companies within the meaning of federal law. As such, these companies are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over New England Bancshares and Enfield Mutual Holding Company and the non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. New England Bancshares and Enfield Federal report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares and Enfield Federal. The Company is not currently under audit nor has it ever been audited by the Internal Revenue Service. Enfield Mutual Holding Company files its own separate federal income tax return.

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

State Taxation

      New England Bancshares and Enfield Federal file Connecticut income tax returns on a consolidated basis. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Connecticut tax. The Company is not currently under audit with respect to its Connecticut income tax returns and its state tax returns have not been audited for the past five years. Enfield Mutual Holding Company files its own separate state income tax return.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company currently conducts its business through seven full-service banking offices and one administrative office. The net book value of the Company's properties or leasehold improvements was $2.1 million at March 31, 2005.

                                                    Original
                                      Leased or    Year Leased   Date of Lease
Location                                Owned      or Acquired    Expiration
                                      ---------    -----------   -------------

Executive/Branch Office(1):
660 Enfield Street
Enfield, Connecticut.................   Leased        2005           2005

Administrative Office:
630 Enfield Street
Enfield, Connecticut.................   Leased        2000          2005(2)

Branch Offices:
268 Hazard Avenue
Enfield, Connecticut.................   Owned         1962             --

54 Hazard Avenue
Enfield, Connecticut.................   Leased        1994         Month to
                                                                     Month
112 Mountain Road
Suffield, Connecticut................   Leased        1988           2008

23 Main Street
Manchester, Connecticut..............   Owned         2002             --

124 Main Street
Broad Brook, Connecticut.............   Owned         2003             --

20 Main Street
Windsor Locks, Connecticut...........   Leased        2002           2012

------------------------------------------------------------------------------

(1) On November 24, 2004, the Association, the wholly-owned subsidiary of New England Bancshares, Inc., entered into a 25-year lease for a building that is being constructed to house its new headquarters. Once the new main office is completed, the Association will allow its leases on 660 Enfield Street and 630 Enfield Street to expire and will vacate these offices.
(2) Enfield Federal has an option to renew this lease for one additional five-year term.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NEBS." According to the records of its transfer agent, the Company had approximately 271 stockholders of record as of June 2, 2005. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2005.


                                          High            Low          Dividends
                                        --------        --------       ---------
Fiscal 2005:

    Fourth Quarter.................      $20.50          $17.50          $0.05
    Third Quarter..................       20.70           17.80             --
    Second Quarter.................       23.95           16.75             --
    First Quarter..................       19.25           17.55             --
Fiscal 2004:
    Fourth Quarter.................      $22.25          $18.10             --
    Third Quarter..................       20.25           17.50             --
    Second Quarter.................       18.99           15.30             --
    First Quarter..................       16.25           14.50             --

      The Company did not repurchase any of its common shares during the quarter ended March 31, 2005.


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

Management Strategy

      The Company's business strategy is to operate as an independent financial institution dedicated to serving the needs of both retail and commercial customers in its market area. Its business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Northern Hartford County, Connecticut. In recent years, in addition to mortgage lending, the Company has adopted a growth oriented strategy that has focused on increased emphasis on multi-family and commercial real estate loans, construction loans and consumer loans, particularly home equity loans and lines of credit.

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

Critical Accounting Policies

      The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. The Company considers the allowance for loan losses to be a critical accounting policy.

      Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet dates and involves a high degree of judgment. The allowance is established through the provision for loan losses, which is charged to income. The material estimates underlying the allowance for loan loss includes: loss exposure at default; collateral value; borrower's ability to repay the loan; and loss factors utilized in the allowance calculation.

      The Company maintains an allowance for loan losses to absorb losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for loan losses charged to earnings is based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. The agencies may require the Company to record adjustments to the allowance based on its examination. An increase to the allowance required to be made by one of the regulatory agencies would negatively impact the Company's earnings. In addition, a large loss could severely deplete the allowance and require the Company to replenish the allowance, which would negatively impact the Company's earnings.

      The allowance for loan losses increased 10.5% from March 31, 2004 to March 31, 2005. This increase was caused by the 9.2% increase in gross loans and the shift of the loan portfolio to commercial loans from one- to four-family residential loans. The commercial real estate portfolio increased 26.8% while the one- to four-family portfolio increased 9.6%. Offsetting these factors was an increase in asset quality as non-accruing loans declined 50.5% and the ratio of delinquent loans to loans decreased from 2.62% at March 31, 2004 to 2.09% at March 31, 2005.

      Average Balance Sheets. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances.

                                                                       For the Fiscal Years Ended March 31,
                                                      ------------------------------------------------------------------
                                                                    2005                                2004
                                                      -------------------------------     ------------------------------
                                                                              Average                            Average
                                                      Average                  Yield/     Average                 Yield/
                                                      Balance      Interest     Rate      Balance     Interest     Rate
                                                      -------      --------   -------     -------     --------   -------
                                                                                (Dollars in Thousands)
Assets:
 Federal funds sold, interest-bearing
  deposits and marketable
  equity securities .............................     $ 18,667      $   434     2.32%     $ 11,328      $  196     1.73%
 Investments in available-for-sale
  securities, other than mortgage-backed
  and mortgage-related securities (1) ...........       30,724        1,289     4.20        21,032         563     2.68
 Mortgage-backed and mortgage-related
  securities ....................................       15,840          604     3.81        21,641         953     4.40
 Federal Home Loan Bank stock ...................        1,025           33     3.22           877          24     2.74
 Loans, net (2) .................................      125,567        7,943     6.33       103,386       7,086     6.85
                                                      --------      -------               --------      ------
   Total interest-earning assets ................      191,823       10,303     5.37       158,264       8,822     5.57
                                                                    -------                             ------
 Noninterest-earning assets .....................       11,356                              11,167
 Cash surrender value of life insurance .........        3,818                               3,644
                                                      --------                            --------
   Total assets .................................     $206,997                            $173,075
                                                      ========                            ========

Liabilities and Stockholders' Equity:
 Deposits:
  Savings accounts ..............................     $ 55,280      $   337     0.61%     $ 46,001      $  328     0.71%
  NOW accounts ..................................        7,020           17     0.24         5,306          16     0.30
  Money market accounts .........................        6,532           65     1.00         6,177          63     1.02
  Certificate accounts ..........................       82,941        2,115     2.55        73,639       2,087     2.83
                                                      --------      -------               --------      ------
   Total deposits ...............................      151,773        2,534     1.67       131,123       2,494     1.90
 Federal Home Loan Bank advances ................       10,791          398     3.69         8,055         322     4.00
 Advanced payments by borrowers for taxes and
  insurance .....................................          643            8     1.24           451           7     1.55
 Securities sold under agreements to repurchase .        2,549           46     1.80           439           5     1.14
                                                      --------      -------               --------      ------
   Total interest-bearing liabilities ...........      165,756        2,986     1.80       140,068       2,828     2.02
                                                                    -------                             ------
 Demand deposits ................................       12,504                               7,792
 Other liabilities ..............................          775                                 694
                                                      --------                            --------
   Total liabilities ............................      179,035                             148,554
 Stockholders' Equity ...........................       27,962                              24,521
                                                      --------                            --------
   Total liabilities and stockholders' equity ...     $206,997                            $173,075
                                                      ========                            ========
 Net interest income/net interest rate spread (3)                   $ 7,317     3.57%                   $5,994     3.55%
                                                                    =======     ====                    ======     ====
 Net interest margin (4) ........................                               3.81%                              3.79%
                                                                                ====                               ====
 Ratio of interest-earning assets
  to interest-bearing liabilities ...............       115.73%                             112.99%
                                                      ========                            ========

                                                       For the Fiscal Years Ended March 31,
                                                      --------------------------------------
                                                                      2003
                                                      --------------------------------------
                                                                                     Average
                                                      Average                        Yield/
                                                      Balance         Interest        Rate
                                                      -------         --------       -------
                                                                (Dollars in Thousands)
Assets:
 Federal funds sold, interest-bearing
  deposits and marketable
  equity securities .............................     $  8,783         $  122         1.39%
 Investments in available-for-sale
  securities, other than mortgage-backed
  and mortgage-related securities (1) ...........       14,999            477         3.18
 Mortgage-backed and mortgage-related
  securities ....................................       25,338          1,243         4.91
 Federal Home Loan Bank stock ...................          820             29         3.54
 Loans, net (2) .................................       86,869          6,518         7.50
                                                      --------         ------
   Total interest-earning assets ................      136,809          8,389         6.13
                                                                       ------
 Noninterest-earning assets .....................        9,236
 Cash surrender value of life insurance .........        3,471
                                                      --------
   Total assets .................................     $149,516
                                                      ========

Liabilities and Stockholders' Equity:
 Deposits:
  Savings accounts ..............................     $ 38,826         $  465         1.20%
  NOW accounts ..................................        4,490             21         0.47
  Money market accounts .........................        3,879             55         1.42
  Certificate accounts ..........................       68,754          2,510         3.65
                                                      --------         ------
   Total deposits ...............................      115,949          3,051         2.63
 Federal Home Loan Bank advances ................        7,195            291         4.04
 Advanced payments by borrowers for taxes and
  insurance .....................................          309              4         1.29
 Securities sold under agreements to repurchase .           --             --           --
                                                      --------         ------         ----
   Total interest-bearing liabilities ...........      123,453          3,346         2.71
                                                                       ------
 Demand deposits ................................        4,790
 Other liabilities ..............................          464
                                                      --------
   Total liabilities ............................      128,707
 Stockholders' Equity ...........................       20,809
                                                      --------
   Total liabilities and stockholders' equity ...     $149,516
                                                      ========
 Net interest income/net interest rate spread (3)                      $5,043         3.42%
                                                                       ======         ====
 Net interest margin (4) ........................                                     3.69%
                                                                                      ====
 Ratio of interest-earning assets
  to interest-bearing liabilities ...............       110.82%
                                                      ========

--------------------------------------------------------------------------------
(1)   Reported on a tax equivalent basis, using a 34% tax rate.

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

                                                               Fiscal Year Ended March 31, 2005     Fiscal Year Ended March 31, 2004
                                                                          Compared to                         Compared to
                                                                      Fiscal Year Ended                   Fiscal Year Ended
                                                                        March 31, 2004                      March 31, 2003
                                                               --------------------------------     --------------------------------
                                                                Increase (Decrease)                 Increase (Decrease)
                                                                      Due to                               Due to
                                                                -------------------                 -------------------
                                                                 Rate        Volume       Net         Rate       Volume       Net
                                                                -------     -------     -------     -------     -------     -------
                                                                                           (In Thousands)
Interest-earning assets:
  Federal funds sold, interest-bearing
   deposits and marketable equity securities ...............    $    83     $   155     $   238     $    34     $    40     $    74
  Investments in available-for-sale securities,
   other than mortgage-backed and
   mortgage-related securities .............................        401         325         726         (56)        142          86
  Mortgage-backed and mortgage-related
   securities ..............................................       (116)       (233)       (349)       (120)       (170)       (290)
  Federal Home Loan Bank stock .............................          5           4           9          (7)          2          (5)
  Loans, net (1) ...........................................       (480)      1,337         857        (474)      1,042         568
                                                                -------     -------     -------     -------     -------     -------
     Total interest-earning assets .........................       (107)      1,588       1,481        (623)      1,056         433
                                                                -------     -------     -------     -------     -------     -------
Interest-bearing liabilities:
  Savings accounts .........................................        (23)         32           9        (252)        115        (137)
  NOW accounts .............................................         (2)          3           1         (10)          5          (5)
  Money market accounts ....................................         (1)          3           2          (7)         15           8
  Certificates accounts ....................................       (108)        136          28        (620)        197        (423)
  Federal Home Loan Bank advances ..........................        (22)         98          76          (3)         34          31
  Advanced payments by borrowers for taxes
   and insurance ...........................................         (1)          2           1           1           2           3
  Securities sold under agreements to repurchase ...........          4          37          41          --           5           5
                                                                -------     -------     -------     -------     -------     -------
     Total interest-bearing liabilities ....................       (153)        311         158        (891)        373        (518)
                                                                -------     -------     -------     -------     -------     -------
Increase in net interest income ............................    $    46     $ 1,277     $ 1,323     $   268     $   683     $   951
                                                                =======     =======     =======     =======     =======     =======

--------------------------------------------------------------------------------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Company records interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

Comparison of Financial Condition at March 31, 2005 and March 31, 2004

      Total assets increased $10.0 million, or 4.94%, from $203.2 million at March 31, 2004 to $213.2 million at March 31, 2005. The increase in total assets was primarily due to an increase in net loans of $11.2 million and a $4.4 million increase in securities, partially offset by a $3.1 million decrease in cash and cash equivalents and a $2.5 million decrease in interest-bearing time deposits with other banks. Total liabilities increased $9.2 million primarily due to increases in borrowings and securities sold under agreements to repurchase of $5.7 million and $3.5 million, respectively. Total stockholders' equity at March 31, 2005 was $28.4 million, an increase of $845,000 from $27.6 million at March 31, 2004.

      Investment securities available-for-sale increased by $4.4 million at March 31, 2005 as compared to March 31, 2004, primarily due to purchases of short-to medium-term securities. The securities portfolio is comprised primarily of mortgage-backed securities, including collateralized mortgage obligations, U.S. government and federal agency securities and municipal securities. Interest-bearing time deposits with other banks decreased $2.5 million at

March 31, 2005 as compared to March 31, 2004 as these funds were used to fund loan growth. The Company obtained $8.8 million of these assets in the merger with Windsor Locks Community Bank, FSL.

      Net loans increased $11.2 million, or 9.2%, to $132.6 million at March 31, 2005 due primarily to a $4.7 million increase in commercial real estate loans and a $7.8 million increase in one-to four-family loans. The Company continues to focus on non one-to four-family residential mortgages, with the percentage of one-to four-family loans to total loans decreasing from 77.67% at March 31, 2001 to 66.08% at March 31, 2005. Over that same time period total loans have increased 99.76% to $134.3 million at March 31, 2005.

      Total deposits increased $201,000 from $162.8 million at March 31, 2004 to $163.0 million at March 31, 2005. The deposit mix also changed favorably as certificates of deposit, which tend to pay higher rates, decreased $1.5 million and its percentage of total deposits decreased from 50.8% at March 31, 2004 to 49.8% at March 31, 2005. Non interest-bearing deposits increased $2.5 million, or 22.8%, increasing its percentage of total deposits to 8.3% at March 31, 2005 from 6.8% at March 31, 2004 due in part to the Company's focus on increasing its commercial customer base.

      The $3.5 million increase in repurchase agreements was also due to the commercial customer focus. Customer funds are swept into the repurchase accounts on a daily basis above a predetermined target balance. This type of account enables the Company to retain a larger customer's deposit while having it protected against the $100,000 FDIC insurance limit.

      At March 31, 2005 and 2004, FHLB borrowings amounted to $15.6 million and $9.9 million, respectively. During fiscal 2005, the Company received $8.5 million in proceeds from new FHLB borrowings, partially offset by principal payments of $2.8 million. These borrowings had an average cost of 3.69% during the year ended March 31, 2005, as compared to 4.00% for the prior year.

      Total stockholders' equity at March 31, 2005 was $28.4 million. The $845,000 increase in equity was primarily due to net income of $1.2 million in the current year and a $265,000 increase in equity for ESOP shares released and stock-based compensation, partially offset by a $560,000 decrease in the accumulated other comprehensive income.

Nonperforming Assets

      Nonperforming assets were $464,000, or 0.22% of total assets, at March 31, 2005 compared to $937,000, or 0.46% of total assets at March 31, 2004, a decrease of $473,000. The balance at March 31, 2005 was comprised of three loans secured by one-to four-family real estate. Nonperforming assets are comprised of nonaccrual loans and real estate acquired by foreclosure or a similar conveyance of title.

Market Risk

      Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company is exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the balance and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Company's Board of Directors that are reviewed and approved annually. The board of directors delegates responsibility for carrying out the asset/liability management policies to the Company's management Asset Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate level trends.

      The Company manages the interest rate sensitivity on its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, the Company attempts to manage its interest rate risk through: its investment portfolio; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

      ALCO utilizes a model that estimates the change in the Company's net portfolio value ("NPV") in response to a range of assumed changes in market interest rates. NPV is the present value of cash flows from assets, liabilities and off-balance sheet items. ALCO is not aware of any trends that would significantly affect the timing or amount of the expected cash flows utilized in the NPV model. Currently, the model estimates the effect on NPV of instantaneous and permanent 100, 200 and 300 basis point increases and a 100 basis point decrease in market interest rates. Historically, the model included a 300 basis point decreases in market interest rates; however given the recent low level of interest rates and the low probability of interest rate declines, this scenario was not calculated.

      The table below sets forth, as of March 31, 2005, the estimated changes in the Company's NPV that would result from the designated instantaneous changes in interest rates.

                                                   Estimated Increase /
                                                    (Decrease) in NPV
              Changes in                         ----------------------
            Interest Rates       Estimated
            (basis points)          NPV           Amount        Percent
            --------------       ---------       --------       -------
                                  (Amounts in thousands)

                 +300             $25,164        $(11,400)        (31)%
                 +200              29,156          (7,408)        (20)%
                 +100              33,116          (3,448)         (9)%
                   0               36,564              --          --
                 -100              37,972           1,408           4%
                 -200              37,571           1,007           3%

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

      For the year ended March 31, 2005, net income was $1.2 million, or $0.55 and $0.54 per basic and diluted share, respectively, an increase of $371,000, or 45.4%, compared to net income of $817,000 for the previous year. The improvement was the result of increased net interest and dividend income and noninterest income that more than offset the increase in noninterest expense. The net interest margin was 3.81% for fiscal 2005 and 3.79% for the prior year. Noninterest income reached $805,000, an increase of $212,000, or 35.8%, from the previous year. Noninterest expense increased $888,000 primarily due to the acquisition of Windsor Locks Community Bank, FSL, during fiscal year 2004.

Net Interest and Dividend Income

      Net interest and dividend income totaled $7.2 million for the year ended March 31, 2005, an increase of $1.3 million or 21.2%. This resulted mainly from a $33.6 million increase in average interest-earning assets during the year. The Company's interest rate spread and net interest margin stayed relatively flat from the year ended March 31, 2004 to March 31, 2005. The decline in interest rates during the first half of the year resulted in a 20 basis point decline in the average yield on average interest-earning assets as homeowners refinanced their higher interest rate loans to lower interest rate loans. At the same time repricing of the average interest-bearing liabilities decreased the average rate by 22 basis points. The growth of $33.6 million in average earning assets for the year ended March 31, 2005 outpaced the growth in average interest-bearing liabilities of $25.7 million as average non interest-bearing demand deposits increased $4.7 million.

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

      The Company recorded a $131,000 and $240,000 provision for loan losses in the years ended March 31, 2005 and 2004, respectively. The decrease in the provision was caused primarily by lower net loan charge-offs for fiscal year 2005 compared to fiscal year 2004 and a reduction in non-performing assets, partially offset by loan growth and the Company's continued emphasis on generally higher-risk commercial real estate and construction loans.

      Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income

      Noninterest income increased $212,000, or 35.8%, from $593,000 for fiscal 2004 to $805,000 for fiscal 2005. Service charges on deposit accounts increased $205,000, or 81.7%, for the year ended March 31, 2005 and was attributable primarily to Enfield Federal offering an Overdraft Privilege product. Net gains on sales and calls of securities were $44,000 for the year ended March 31, 2005 compared to $105,000 for the previous year due to fewer sales in fiscal 2005. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future. The $71,000 increase in other income was due primarily to commissions received by Enfield Federal from Infinex Financial Group, a third party registered broker-dealer, due to increased sales in fiscal 2005.

Noninterest Expense

      Noninterest expense increased $888,000 to $6.1 million for the year ended March 31, 2005. The increase in salaries and employee benefits of $656,000 over the prior year was the result of staff additions in connection with the expansion of the retail franchise and the additional staff due to the acquisition of Windsor Lock Community Bank in fiscal 2004, and normal salary and wage increases. The Bank's product expansion initiatives in the current year caused data processing expense to increase $72,000 or 35.5%, for the year ended March 31, 2005 compared to March 31, 2004.

Income Taxes

      Income tax expense for the year ended March 31, 2005 increased to $630,000 from $309,000 in the previous year. The increase was primarily due to the increase in income before taxes. The effective tax rate increased from 27.4% for the year ended March 31, 2004 to 34.7% for the year ended March 31, 2005 as a result of a lower percentage of non-taxable income to total income in fiscal 2005 compared to the previous year.

Liquidity and Capital Resources

      The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by the Company's operations and, to a much lesser extent, Federal Home Loan Bank borrowings and securities sold under agreements to repurchase. The Company can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.

      The Company's most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $16.5 million and interest-bearing deposits with other banks totaled $5.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $46.6 million at March 31, 2005. At March 31, 2005, the Company had outstanding borrowings of $15.6 million with the Federal Home Loan Bank with a total borrowing capacity of $43.7 million. The Company monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $163.0 million at March 31, 2005, a $201,000 increase from the $162.8 million balance at March 31, 2004.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the years ended March 31, 2005 and 2004, the Company originated loans of approximately $47.1 million and $46.3 million, respectively. Additionally, at March 31, 2005 and March 31, 2004, the Company had loan commitments to borrowers of approximately $2.1 million and $3.1 million, respectively, and available home equity, and unadvanced lines of credit and construction loans of approximately $14.0 million and $6.2 million, respectively. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2005 totaled $43.9 million. The Company relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based upon the Company's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company. Purchases of mortgage and investment securities totaled $27.5 million for the year ended March 31, 2005, and $38.5 million for the year ended March 31, 2004.

      Enfield Federal is well-capitalized. At March 31, 2005 and March 31, 2004, Enfield Federal exceeded each of the applicable regulatory capital requirements. Enfield Federal's Tier 1 capital represented 22.2% and 22.6% of risk-weighted assets at March 31, 2005 and March 31, 2004, respectively, which exceeds the well capitalized requirements of 6.0%. At March 31, 2005 and March 31, 2004, respectively, Enfield Federal had a risk-based total capital of $26.4 million and $24.9 million, a risk-based capital ratio of 23.4% and 23.8%, which significantly exceeded the applicable well capitalized requirements of 10.0%.

      Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations, nor is management aware of any current recommendation by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital or operations.

Contractual Obligations

      The following table sets forth, at March 31, 2005, the dollar amount of the Company's contractual obligations and their subsequent time period:

                                                      Payments Due by Period
                                   ------------------------------------------------------------
                                                              One to     Three to
                                               Less than      Three        Five      More than
                                    Total       One Year      Years        Years     Five Years
                                   ------------------------------------------------------------
                                                         (In thousands)
Long-Term Debt Obligations(1)      $15,620      $ 2,008      $ 5,517      $ 5,089      $ 3,006
Operating Lease Obligations            244           86           82           38           38
Purchase Obligations(2)                278          278           --           --           --
                                   -------      -------      -------      -------      -------
   Total                           $16,142      $ 2,372      $ 5,599      $ 5,127      $ 3,044
                                   =======      =======      =======      =======      =======

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

      For the year ended March 31, 2005, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations, or cash flows.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

               [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]

The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiary as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
April 21, 2005

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             March 31, 2005 and 2004
                             -----------------------
                             (Dollars In Thousands)
                             ----------------------

ASSETS                                                                        2005            2004
------                                                                      ---------       ---------
Cash and due from banks                                                     $   4,412       $   8,421
Interest-bearing demand deposits with other banks                                 240             170
Federal funds sold                                                              5,575           5,570
Money market mutual funds                                                       6,317           5,518
                                                                            ---------       ---------
           Total cash and cash equivalents                                     16,544          19,679
Interest-bearing time deposits with other banks                                 5,902           8,450
Investments in available-for-sale securities (at fair value)                   46,585          42,309
Federal Home Loan Bank stock, at cost                                           1,126           1,008
Loans, net of the allowance for loan losses of $1,437 as of
   March 31, 2005 and $1,301 as of March 31, 2004                             132,557         121,404
Premises and equipment, net                                                     2,067           2,643
Accrued interest receivable                                                       896             788
Deferred income taxes, net                                                        852             337
Cash surrender value of life insurance                                          3,905           3,736
Identifiable intangible assets                                                    775             864
Goodwill                                                                        1,090           1,090
Other assets                                                                      903             860
                                                                            ---------       ---------
           Total assets                                                     $ 213,202       $ 203,168
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                      $  13,562       $  11,041
   Interest-bearing                                                           149,429         151,749
                                                                            ---------       ---------
           Total deposits                                                     162,991         162,790
Advanced payments by borrowers for taxes and insurance                            644             536
Federal Home Loan Bank advances                                                15,620           9,926
Securities sold under agreements to repurchase                                  4,244             788
Due to broker                                                                     278             806
Other liabilities                                                                 986             728
                                                                            ---------       ---------
           Total liabilities                                                  184,763         175,574
                                                                            ---------       ---------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 1,000,000 shares
     authorized; none issued                                                       --              --
   Common stock, par value $.01 per share; 10,000,000 shares
     authorized; 2,257,651 shares issued as of March 31, 2005 and 2004             23              23
   Paid-in capital                                                             12,547          12,465
   Retained earnings                                                           17,125          15,985
   Unearned ESOP shares, 51,664 shares as of March 31, 2005 and
     59,040 shares as of March 31, 2004                                          (517)           (590)
   Unearned shares, stock-based incentive plan, 21,853 shares
     as of March 31, 2005 and 29,137 as of March 31, 2004                        (322)           (432)
   Accumulated other comprehensive (loss) income                                 (417)            143
                                                                            ---------       ---------
           Total stockholders' equity                                          28,439          27,594
                                                                            ---------       ---------
           Total liabilities and stockholders' equity                       $ 213,202       $ 203,168
                                                                            =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                   For the Years Ended March 31, 2005 and 2004
                   -------------------------------------------

                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                  2005         2004
                                                                                 -------      -------
Interest and dividend income:
   Interest and fees on loans                                                    $ 7,943      $ 7,086
   Interest on debt securities:
     Taxable                                                                       1,560        1,349
     Tax-exempt                                                                      219          117
   Dividends on Federal Home Loan Bank stock                                          33           24
   Interest on federal funds sold, interest-bearing deposits and dividends
     on marketable equity securities                                                 434          196
                                                                                 -------      -------
           Total interest and dividend income                                     10,189        8,772
                                                                                 -------      -------
Interest expense:
   Interest on deposits                                                            2,534        2,494
   Interest on advanced payments by borrowers for taxes and insurance                  8            7
   Interest on Federal Home Loan Bank advances                                       398          322
   Interest on securities sold under agreements to repurchase                         46            5
                                                                                 -------      -------
           Total interest expense                                                  2,986        2,828
                                                                                 -------      -------
           Net interest and dividend income                                        7,203        5,944
Provision for loan losses                                                            131          240
                                                                                 -------      -------
           Net interest and dividend income after provision for loan losses        7,072        5,704
                                                                                 -------      -------
Noninterest income:
   Service charges on deposit accounts                                               456          251
   Gain on securities and interest-bearing time deposits, net                         44          105
   Increase in cash surrender value of life insurance policies                       149          152
   Other income                                                                      156           85
                                                                                 -------      -------
           Total noninterest income                                                  805          593
                                                                                 -------      -------
Noninterest expense:
   Salaries and employee benefits                                                  3,595        2,939
   Occupancy and equipment expense                                                   850          818
   Advertising and promotion                                                         159          148
   Professional fees                                                                 224          232
   Data processing expense                                                           275          203
   Stationery and supplies                                                            86           91
   Amortization of identifiable intangible assets                                     89           22
   Other expense                                                                     781          718
                                                                                 -------      -------
           Total noninterest expense                                               6,059        5,171
                                                                                 -------      -------
           Income before income taxes                                              1,818        1,126
Income taxes                                                                         630          309
                                                                                 -------      -------
           Net income                                                            $ 1,188      $   817
                                                                                 =======      =======

Earnings per share:
   Basic                                                                         $  0.55      $  0.40
                                                                                 =======      =======
   Diluted                                                                       $  0.54      $  0.39
                                                                                 =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                  -------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                  For the Years Ended March 31, 2005 and 2004
                  -------------------------------------------
                (Dollars In Thousands, Except per Share Amounts)
                ------------------------------------------------

                                                                                                 Unearned
                                                                                                  Shares
                                                                                                   Stock-    Accumulated
                                                                                      Unearned     Based        Other
                                                        Common    Paid-in  Retained     ESOP     Incentive  Comprehensive
                                                         Stock    Capital  Earnings    Shares       Plan    (Loss) Income    Total
                                                       --------  --------  --------   --------   ---------  -------------  --------
Balance, March 31, 2003                                $     21  $  9,055  $ 15,168   $   (664)  $   (543)    $    113     $ 23,150
ESOP shares released                                         --        47        --         74         --           --          121
Issuance of 171,355 shares of common stock
  related to acquisition of Windsor Locks Community
  Bank, FSL, net of costs                                     2     3,348        --         --         --           --        3,350
Tax benefit relating to stock-based incentive plan           --        15        --         --         --           --           15
Compensation cost for stock-based incentive plan             --        --        --         --        111           --          111
Comprehensive income:
  Net income                                                 --        --       817         --         --           --           --
  Net change in unrealized holding gain on
     available-for-sale securities, net of tax effect        --        --        --         --         --           30           --
                Comprehensive income                         --        --        --         --         --           --          847
                                                       --------  --------  --------   --------   --------     --------     --------
Balance, March 31, 2004                                      23    12,465    15,985       (590)      (432)         143       27,594
ESOP shares released                                         --        69        --         73         --           --          142
Tax benefit relating to stock-based incentive plan           --        13        --         --         --           --           13
Compensation cost for stock-based incentive plan             --        --        --         --        110           --          110
Dividends paid ($0.05 per share)                             --        --       (48)        --         --           --          (48)
Comprehensive income:
  Net income                                                 --        --     1,188         --         --           --           --
  Net change in unrealized holding gain on
     available-for-sale securities, net of tax effect        --        --        --         --         --         (560)          --
                Comprehensive income                         --        --        --         --         --           --          628
                                                       --------  --------  --------   --------   --------     --------     --------
Balance, March 31, 2005                                $     23  $ 12,547  $ 17,125   $   (517)  $   (322)    $   (417)    $ 28,439
                                                       ========  ========  ========   ========   ========     ========     ========

Reclassification disclosure for the years ended March 31:

                                                                    2005         2004
                                                                    -----       -----
Net unrealized (losses) gains on available-for-sale securities      $(874)      $ 154
Reclassification adjustment for realized gains in net income          (43)       (105)
                                                                    -----       -----
   Other comprehensive (loss) income before income tax effect        (917)         49
Income tax benefit (expense)                                          357         (19)
                                                                    -----       -----
   Other comprehensive (loss) income, net of tax                    $(560)      $  30
                                                                    =====       =====

Accumulated other comprehensive (loss) income as of March 31, 2005 and 2004 consists of net unrealized holding (losses) gains on available-for-sale securities, net of taxes.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2005 and 2004
                   -------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                            2005           2004
                                                                                          --------       --------
Cash flows from operating activities:
   Net income                                                                             $  1,188       $    817
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net accretion of fair value adjustments                                                   (85)           (21)
     Amortization of securities, net                                                           195            322
     Gain on securities and interest-bearing time deposits, net                                (44)          (105)
     Provision for loan losses                                                                 131            240
     Change in deferred loan origination fees                                                  (13)            66
     Depreciation and amortization                                                             290            298
     Disposal of property and equipment                                                         --              2
     Increase in accrued interest receivable                                                  (112)          (171)
     Deferred income tax benefit                                                              (158)           (43)
     Increase in cash surrender value life insurance policies                                 (149)          (152)
     Increase in prepaid expenses and other assets                                             (23)          (123)
     Amortization of identifiable intangible assets                                             89             22
     Increase (decrease) in accrued expenses and other liabilities                             204           (204)
     Compensation cost for stock-based incentive plan                                          110            111
     ESOP shares released                                                                      142            121
                                                                                          --------       --------

   Net cash provided by operating activities                                                 1,765          1,180
                                                                                          --------       --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                              (27,453)       (38,499)
   Proceeds from sales of available-for-sale securities                                      6,609         11,935
   Proceeds from maturities of available-for-sale securities                                15,029         29,942
   Cash and cash equivalents acquired from Windsor Locks Community Bank, FSL
     net of expenses paid of $225                                                               --          3,601
   Loan originations and principal collections, net                                         (9,599)       (11,732)
   Purchases of loans                                                                       (1,786)            --
   Recoveries of loans previously charged off                                                  104             --
   Proceeds from maturities of interest-bearing time deposits with other banks               2,298            291
   Purchases of interest-bearing time deposits with other banks                               (100)            --
   Proceeds from sales of interest-bearing time deposits with other banks                      295             --
   Capital expenditures                                                                       (235)           (54)
   Proceeds from sales of premises and equipment                                               568             --
   Purchases of Federal Home Loan Bank stock                                                  (118)            --
   Investment in life insurance policies                                                       (20)           (19)
                                                                                          --------       --------

   Net cash used in investing activities                                                   (14,408)        (4,535)
                                                                                          --------       --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2005 and 2004
                   -------------------------------------------
                                 (In Thousands)
                                 --------------
                                   (continued)

                                                                                 2005           2004
                                                                               --------       --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                      1,779          2,624
   Net decrease in time deposits                                                 (1,481)        (3,120)
   Net increase in advanced payments by borrowers for taxes and insurance           108            185
   Proceeds from Federal Home Loan Bank long-term advances                        8,500          3,000
   Principal payments on Federal Home Loan Bank long-term advances               (2,806)        (1,216)
   Net increase in securities sold under agreements to repurchase                 3,456            598
   Payments of cash dividends on common stock                                       (48)            --
                                                                               --------       --------

   Net cash provided by financing activities                                      9,508          2,071
                                                                               --------       --------

Net decrease in cash and cash equivalents                                        (3,135)        (1,284)
Cash and cash equivalents at beginning of year                                   19,679         20,963
                                                                               --------       --------
Cash and cash equivalents at end of year                                       $ 16,544       $ 19,679
                                                                               ========       ========

Supplemental disclosures:
   Interest paid                                                               $  2,959       $  2,821
   Income taxes paid                                                                496            352
   Due to broker                                                                    278            806
   Transfer of software from premises and equipment to other assets                  --             50

Acquisition of Windsor Locks Community Bank:
   Assets acquired
     Cash and cash equivalents                                                 $     --       $  3,826
     Interest-bearing time deposits with other banks                                 --          8,759
     Investments in available-for-sale securities                                    --          6,969
     Federal Home Loan Bank stock, at cost                                           --            188
     Loans, net of allowance for loan losses                                         --         16,399
     Premises and equipment, net                                                     --            355
     Other assets                                                                    --            215
     Identifiable intangible assets                                                  --            886
                                                                               --------       --------
                                                                                     --         37,597
                                                                               --------       --------
   Liabilities assumed
     Deposits                                                                        --         34,357
     Securities sold under agreements to repurchase                                  --            190
     Other liabilities                                                               --            565
                                                                               --------       --------
                                                                                     --         35,112
                                                                               --------       --------

   Net assets acquired                                                               --          2,485
                                                                               --------       --------

   Acquisition costs                                                                 --          3,575
                                                                               --------       --------

   Goodwill                                                                    $     --       $  1,090
                                                                               ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   For the Years Ended March 31, 2005 and 2004
                   -------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

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

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2005 and 2004 includes $345,000 and $123,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

            -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of stockholders' equity until realized.

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

      Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan if the total of such credits reduces the carrying amount of the loan to an amount less than the collateral value. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

      ALLOWANCE FOR LOAN LOSSES:

      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale, are included in other expense.

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

      EARNINGS PER SHARE ("EPS"):

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 15,000 anti-dilutive shares at March 31, 2005. There were no anti-dilutive shares at March 31, 2004. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

      Due to broker: The carrying amounts of due to broker approximate their fair values.

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

      STOCK-BASED COMPENSATION:

      At March 31, 2005, the Company has a stock-based incentive plan which is described more fully in Note 12. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, SFAS No. 123 (revised 2004), "Share-Based Payment," requires all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, until its effective date, SFAS No. 123 (revised 2004) allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised
      2004) to stock-based employee compensation for the years ended March 31:

                                                                                      2005            2004
                                                                                     ------          -----
                                                                       (Amounts in thousands, except earnings per share)
      Net income, as reported                                                        $1,188          $ 817
      Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all stock options
        granted, net of related tax effects                                            (120)           (88)
                                                                                     ------          -----
      Pro forma net income                                                           $1,068          $ 729
                                                                                     ======          =====

      Earnings per share:
        Basic - as reported                                                          $ 0.55          $0.40
        Basic - pro forma                                                            $ 0.49          $0.36
        Diluted - as reported                                                        $ 0.54          $0.39
        Diluted - pro forma                                                          $ 0.48          $0.35

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no material impact on the Company's consolidated financial statements on adoption of this Statement.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46(R), to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46(R) the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The additional annual compensation cost for the Company's stock options outstanding at March 31, 2005 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes. SFAS 123R will have no material effect on the Company's financial condition or cash flows.

      ADVERTISING COSTS:

      It is the Company's policy to expense advertising costs as incurred. Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                         Amortized        Gross         Gross
                                                            Cost        Unrealized    Unrealized      Fair
                                                            Basis         Gains         Losses        Value
                                                         ---------      ----------    ----------     --------
                                                                            (In Thousands)
March 31, 2005:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                             $ 21,129       $      6      $    416      $ 20,719
   Debt securities issued by states of the United
     States and political subdivisions of the states         5,995             12           110         5,897
   Corporate debt securities                                   546             13            --           559
   Mortgage-backed securities                               12,963             60           130        12,893
   Marketable equity securities                             12,952             --           118        12,834
                                                          --------       --------      --------      --------
                                                            53,585             91           774        52,902
   Money market mutual funds included in
     cash and cash equivalents                              (6,317)            --            --        (6,317)
                                                          --------       --------      --------      --------
                                                          $ 47,268       $     91      $    774      $ 46,585
                                                          ========       ========      ========      ========

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

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2005:

                                                                       Fair
                                                                       Value
                                                                       -----
                                                                  (In Thousands)
Due within one year                                                   $   101
Due after one year through five years                                   2,100
Due after five years through ten years                                 12,213
Due after ten years                                                    12,761
Mortgage-backed securities                                             12,893
                                                                      -------
                                                                      $40,068
                                                                      =======

Proceeds from sales of available-for-sale securities for the year ended March 31, 2005 were $6.6 million. Gross realized gains on those sales amounted to $41,000 and no gross realized losses were recognized. Proceeds from sales of available-for-sale securities for the year ended March 31, 2004 were $11.9 million. Gross realized gains on those sales amounted to $87,000 and no gross realized losses were recognized. The tax expense applicable to these net realized gains in the years ended March 31, 2005 and 2004 amounted to $16,000 and $34,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2005:

                                                        Amortized
                                                           Cost            Fair
                                                           Basis          Value
                                                        ---------        -------
                                                              (In Thousands)
                  Issuer
         ---------------------

         Asset Management Fund                           $12,350         $12,232

As of March 31, 2005 and 2004, securities with carrying amounts of $6.8 million and $2.0 million, respectively, were pledged to secure securities sold under agreements to repurchase.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31, 2005:

                                                   Less than 12 Months       12 Months or Longer             Total
                                                  ---------------------     ---------------------     ---------------------
                                                    Fair     Unrealized      Fair      Unrealized      Fair      Unrealized
                                                   Value       Losses        Value       Losses        Value       Losses
                                                  -------    ----------     -------    ----------     -------    ----------
                                                                                (In Thousands)
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                   $17,010      $   291      $ 3,025      $   125      $20,035      $   416
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                    3,862           86          487           24        4,349          110
Corporate debt securities                             101           --           --           --          101           --
Mortgage-backed securities                          6,713           93        2,089           37        8,802          130
Marketable equity securities                           --           --        6,518          118        6,518          118
                                                  -------      -------      -------      -------      -------      -------
       Total temporarily impaired securities      $27,686      $   470      $12,119      $   304      $39,805      $   774
                                                  =======      =======      =======      =======      =======      =======

Management has assessed the 136 securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2005 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the historically low interest rate environment and not to the credit deterioration of the individual issuer.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of March 31:

                                                      2005               2004
                                                    ---------         ---------
                                                         (In Thousands)
Mortgage loans:
   Residential loans:
     One-to-four family                             $  88,774         $  80,999
     Multi-family                                       6,621             6,789
   Commercial real estate                              22,166            17,475
   Construction loans                                  10,309            10,324
                                                    ---------         ---------
           Total mortgage loans                       127,870           115,587
Consumer loans                                          1,132             1,467
Commercial loans                                        5,332             6,004
                                                    ---------         ---------
                                                      134,334           123,058
Deferred loan origination fees, net                      (340)             (353)
Allowance for loan losses                              (1,437)           (1,301)
                                                    ---------         ---------
           Loans, net                               $ 132,557         $ 121,404
                                                    =========         =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association during the year ended March 31, 2005. Total loans to such persons and their companies amounted to $2.7 million as of March 31, 2005. During the year ended March 31, 2005, principal payments totaled $1.3 million and principal advances amounted to $2.4 million.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                           2005           2004
                                                          -------       -------
                                                              (In Thousands)
Balance at beginning of period                            $ 1,301       $ 1,008
Provision for loan losses                                     131           240
Allowance acquired through business combination                --           160
Recoveries of loans previously charged off                    104            --
Loans charged off                                             (99)         (107)
                                                          -------       -------
Balance at end of period                                  $ 1,437       $ 1,301
                                                          =======       =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                              2005         2004
                                                            -------      -------
                                                               (In Thousands)
Nonaccrual loans                                            $   464      $   937
                                                            =======      =======

Accruing loans which are 90 days or more overdue            $    --      $   411
                                                            =======      =======

Information about loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 was as follows as of March 31:

                                                                              2005                     2004
                                                                     -----------------------   -----------------------
                                                                     Recorded     Related      Recorded     Related
                                                                     Investment   Allowance    Investment   Allowance
                                                                     In Impaired  For Credit   In Impaired  For Credit
                                                                     Loans        Losses       Loans        Losses
                                                                     -----------  ----------   -----------  ----------
                                                                                    (In Thousands)
Loans for which there is a related allowance for credit losses       $    --      $    --      $   755      $   149

Loans for which there is no related allowance for credit losses           --           --           --           --
                                                                     -------      -------      -------      -------

           Totals                                                    $    --      $    --      $   755      $   149
                                                                     =======      =======      =======      =======

Average recorded investment in impaired loans during the
   year ended March 31                                               $   206                   $   299
                                                                                               =======

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                          $    55                   $    11
                                                                                               =======
           Amount recognized using a cash-basis method
              of accounting                                          $    55                   $    11
                                                                                               =======

NOTE 5 - PREMISES AND EQUIPMENT, NET
------------------------------------

The following is a summary of premises and equipment as of March 31:

                                                          2005            2004
                                                        -------         -------
                                                            (In Thousands)
Land                                                    $   189         $   268
Buildings and building improvements                       1,327           2,172
Furniture, fixtures and equipment                         1,534           1,505
Leasehold improvements                                      384             380
                                                        -------         -------
                                                          3,434           4,325
Accumulated depreciation and amortization                (1,367)         (1,682)
                                                        -------         -------
                                                        $ 2,067         $ 2,643
                                                        =======         =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2005 and 2004 were as follows:

                                                                    Core Deposit
                                                      Goodwill       Intangibles
                                                      --------       -----------
                                                             (In Thousands)
Balance, March 31, 2003                                $   --           $   --
Recorded during the year                                1,090              886
Amortization expense                                       --              (22)
                                                       ------           ------

Balance, March 31, 2004                                 1,090              864
Amortization expense                                       --              (89)
                                                       ------           ------

Balance, March 31, 2005                                $1,090           $  775
                                                       ======           ======

Estimated annual amortization expense of identifiable intangible assets is as follows:

                                                              (In thousands)
Years Ended March 31,
         2006                                                      $ 89
         2007                                                        89
         2008                                                        89
         2009                                                        89
         2010                                                        89
         Thereafter                                                 330
                                                                   ----
                  Total                                            $775
                                                                   ====

A summary of acquired identifiable intangible assets is as follows as of March 31, 2005:

                              Gross Carrying      Accumulated      Net Carrying
                                  Amount         Amortization         Amount
                              --------------     -------------     ------------
                                                 (In Thousands)
Core deposit intangibles           $886              $(111)            $775

There was no impairment recorded in fiscal years 2005 and 2004 based on valuations at March 31, 2005 and 2004.

NOTE 7 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $16.5 million and $14.2 million as of March 31, 2005 and 2004, respectively. Deposits greater than $100,000 are not federally insured.

For time deposits as of March 31, 2005, the scheduled maturities for each of the following five years ended March 31, are:

                                                          (In Thousands)
                   2006                                       $43,915
                   2007                                        12,097
                   2008                                         8,341
                   2009                                        11,300
                   2010                                         5,589
                   Fair value adjustment                          168
                                                              -------
                     Total                                    $81,410
                                                              =======

Deposits from related parties held by the Company as of March 31, 2005 and 2004 amounted to $1.0 million and $1.9 million, respectively.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2005 are summarized as follows:

                                                          AMOUNT
                                                          ------
                                                      (In Thousands)
                  2006                                    $ 2,008
                  2007                                      2,969
                  2008                                      2,548
                  2009                                      2,039
                  2010                                      3,050
                  Thereafter                                3,006
                                                          -------
                                                          $15,620
                                                          =======

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2005, the interest rates on FHLB advances ranged from 2.67% to 4.25%. At March 31, 2005, the weighted average interest rate on FHLB advances was 3.76%.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The securities sold under agreements to repurchase as of March 31, 2005 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of collateralized mortgage obligations. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 10 - INCOME TAXES
----------------------

The components of income tax expense are as follows for the years ended March
31:

                                                        2005           2004
                                                        ----          -----
                                                           (In Thousands)
Current:
   Federal                                              $ 608         $ 266
   State                                                  180            86
                                                        -----         -----
                                                          788           352
                                                        -----         -----
Deferred:
   Federal                                               (129)          (38)
   State                                                  (29)           (5)
                                                        -----         -----
                                                         (158)          (43)
                                                        -----         -----
     Total income tax expense                           $ 630         $ 309
                                                        =====         =====

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

                                                                                  2005          2004
                                                                                  ----          ----
Federal income tax at statutory rate                                              34.0%         34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                                                     (4.1)         (3.5)
   Nontaxable life insurance income                                               (2.8)         (4.7)
   Other adjustments                                                               2.1          (3.1)
State tax, net of federal tax benefit                                              5.5           4.7
                                                                                  ----          ----
     Effective tax rates                                                          34.7%         27.4%
                                                                                  ====          ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                                 2005          2004
                                                                               -------       -------
                                                                                  (In Thousands)
Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve               $   558       $   507
   Deferred loan origination fees                                                  133           137
   Net unrealized holding loss on available-for-sale securities                    266            --
   Deferred compensation                                                           224           183
   Other                                                                            21            --
                                                                               -------       -------
           Gross deferred tax assets                                             1,202           827
                                                                               -------       -------

Deferred tax liabilities:
   Net unrealized holding gain on available-for-sale securities                     --           (91)
   Premises and equipment, principally due to differences in depreciation          (81)         (100)
   Net mark-to-market adjustments                                                 (269)         (270)
   Other                                                                            --           (29)
           Gross deferred tax liabilities                                         (350)         (490)
                                                                               -------       -------
Net deferred tax assets                                                        $   852       $   337
                                                                               =======       =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2005.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2005.

On December 12, 2003, the Company completed the acquisition of Windsor Locks Community Bank, FSL as described in Note 19. As part of the acquisition the Company recorded a net deferred tax asset of approximately $49,000 for ordinary timing differences and a net deferred tax liability of approximately $270,000 for mark-to-market adjustments required under purchase accounting rules.

NOTE 11 - BENEFIT PLANS
-----------------------

The Association has a noncontributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Company contributed $267,000 and $366,000 to the plan during the years ended March 31, 2005 and 2004, respectively. The Association's plan is part of a multi-employer plan for which detail as to the Association's relative position is not readily determinable.

The Association established the Enfield Federal Savings and Loan Association Director Fee Continuation Plan to provide the directors serving on the board as of the date of the plan's implementation with a retirement income supplement. The plan has six directors. Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments. The retirement plan's liability is $149,000 and $139,000 as of March 31, 2005 and 2004, respectively. The Association has funded the plan through the purchase of life insurance policies under which the Association is the beneficiary. The annual cost of the retirement plan that was charged to expense during the years ended March 31, 2005 and 2004 was $16,000.

The Association sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2005 and 2004 the Association contributed $51,000 and $45,000, respectively under this plan. Effective February 1, 2002, the Association amended the 401(k) Plan in its entirety into the Enfield Federal Savings and Loan Association Employees' Savings & Profit Sharing Plan and Trust (the "401(k) Plan"), under which participants in the 401(k) Plan are permitted to direct that all or part of their interest in the 401(k) Plan be invested in shares of the common stock of the Company.

The Association provided term life insurance for two former employees and has agreed to provide the insurance until they attain the age of 65. The Association is not a beneficiary under the policies. The annual premium was approximately $5,000 for the year ended March 31, 2004. One former employee reached the age of 65 during the year ended March 31, 2003 and the other during the year ended March 31, 2004, and the post-retirement benefits have been terminated.

The Association also provided limited medical benefits to two early retirees and their spouses meeting certain service requirements and only during the period in which they were 62 to 65 years old. No other early retirees will be provided this benefit. The accumulated post retirement benefit obligation was immaterial as of March 31, 2004. The expense of these benefits to the Association for the year ended March 31, 2004 was approximately $13,000. One early retiree reached the age of 65 during the year ended March 31, 2003, and the other during the year ended March 31, 2004, and the post-retirement benefit for these individuals have been terminated.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 180 months. Following the initial 180 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policy amounted to $145,000 and $149,000 for the years ended March 31, 2005 and 2004, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2005 and 2004 was $95,000 and $83,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2005 and 2004 in the amounts of $410,000 and $315,000, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2005 and 2004, total assets in the Rabbi Trust were $3.7 million and $3.6 million, respectively.

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

The Company and the Association entered into an employment agreement with its President. The employment agreement provides for the continued payment of specified compensation and benefits for specified periods. The agreement also provides for termination of the executive for cause (as defined in the agreements) at any time. The employment agreement provides for the payment, under certain circumstances, of amounts upon termination following a "change in control" as defined in the agreement. The agreement also provides for certain payments in the event of the officer's termination for other than cause and in the case of voluntary termination.

The Association maintains change in control agreements with several employees. The agreements are renewable annually. The agreements provide that if involuntary termination or, under certain circumstances, voluntary termination follows a change in control of the Association, the employee would be entitled to receive a severance payment equal to a percentage of his "base amount," as defined under the Internal Revenue Code. The Association would also continue and/or pay for life, health and disability coverage for a period of time following termination.

NOTE 12 - STOCK COMPENSATION PLAN
---------------------------------

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

The Plan defines the stock option exercise price as the fair market value of the Company stock at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The stock options granted in fiscal 2005 and 2003 vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2005. No options were granted in fiscal year 2004.

Dividend yield                                                       0.12%
Expected life                                                     10 years
Expected volatility                                                  23.9%
Risk-free interest rate                                              4.75%

A summary of the status of the Plan as of March 31, 2005 and 2004 and changes during the years then ended is presented below:

                                                              2005                            2004
                                                  ----------------------------    ---------------------------
                                                              Weighted-Average               Weighted-Average
                                                  Shares       Exercise Price     Shares      Exercise Price
                                                  ------      ----------------    ------     ----------------
Outstanding at beginning of year                  92,568            $15.15        92,568           $15.15
Granted                                           17,000             19.25            --
Forfeited                                         (2,000)            15.15            --
Expired                                               --                              --
                                                 -------                          ------
Outstanding at end of year                       107,568            $15.80        92,568           $15.15
                                                 =======                          ======

Options exercisable at year-end                   36,227                          18,514
Weighted-average fair value of options
   granted during the year                                          $ 8.85                             --

The following table summarizes information about fixed stock options outstanding as of March 31, 2005:

                        Options Outstanding                                        Options Exercisable
   ---------------------------------------------------------------        ----------------------------------
       Number             Weighted-Average                                   Number
    Outstanding              Remaining            Weighted-Average         Exercisable      Weighted-Average
   as of 3/31/05          Contractual Life         Exercise Price         as of 3/31/05      Exercise Price
   -------------          ----------------        ----------------        -------------      ----------------
       90,568                 7.9 years                $15.15                 36,227             $15.15
       15,000                 9.1 years                 19.35                     --                 --
        2,000                 9.9 years                 18.50                     --                 --
      -------                                                                 ------
      107,568                 8.1 years                 15.80                 36,227              15.15
      =======                                                                 ======

Under the Plan, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Restrictions limit the sale or transfer of these shares during a five-year period whereby the restrictions lapse on 20% of these shares annually. Upon issuance of shares of restricted stock under the Plan, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year restriction period. The Company determines the date on which the stock awards granted to a participant vest and any terms or conditions which must be satisfied prior to the vesting of any stock award. In February 2003, 36,421 shares were awarded under the Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $110,000 and $111,000 for the years ended March 31, 2005 and 2004, respectively.

Upon a change in control as defined in the Plan, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and any further restrictions lapse.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On June 4, 2002, the date the reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in ten equal installments of $93,000 commencing on December 31, 2002 through December 31, 2011. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2005 and 2004 was $140,000 and $130,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                       2005           2004
                                                     --------      ----------
Allocated shares                                       20,784          14,060
Unreleased shares                                      51,664          59,040
                                                     --------      ----------
Total ESOP shares                                      72,448          73,100
                                                     ========      ==========

Fair value of unreleased shares                      $919,512      $1,298,880
                                                     ========      ==========

NOTE 14 - REGULATORY MATTERS
----------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2005, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Core and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                               Actual         Adequacy Purposes         Action Provisions
                                                         ----------------     -----------------         -----------------
                                                         Amount     Ratio    Amount        Ratio        Amount       Ratio
                                                         ------     -----    ------        -----        ------       -----
                                                                             (Dollar Amounts in Thousands)
As of March 31, 2005:

   Total Capital (to Risk Weighted Assets)              $26,404     23.43%   $9,016       >/= 8.0%     $11,270    >/= 10.0%

   Tangible Capital (to Tangible Assets)                 24,995     11.79     3,180       >/= 1.5          N/A         N/A

   Core Capital (to Adjusted Tangible Assets)            24,995     11.79     8,479       >/= 4.0       10,599     >/= 5.0

   Tier 1 Capital (to Risk Weighted Assets)              24,995     22.18       N/A           N/A        6,762     >/= 6.0

As of March 31, 2004:

   Total Capital (to Risk Weighted Assets)               24,892     23.83     8,357       >/= 8.0       10,446    >/= 10.0

   Tangible Capital (to Tangible Assets)                 23,591     11.74     3,015       >/= 1.5          N/A         N/A

   Core Capital (to Adjusted Tangible Assets)            23,591     11.74     8,039       >/= 4.0       10,049     >/= 5.0

   Tier 1 Capital (to Risk Weighted Assets)              23,591     22.58       N/A           N/A        6,268     >/= 6.0

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

NOTE 15 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

                                                                   Income           Shares      Per-Share
                                                                 (Numerator)     (Denominator)    Amount
                                                                 -----------     -------------    ------
                                                                (In Thousands)
Year ended March 31, 2005
   Basic EPS
     Net income and income available to common stockholders         $1,188         2,172,272      $0.55
     Effect of dilutive securities options                              --            47,245
                                                                    ------         ---------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                          $1,188         2,219,517      $0.54
                                                                    ======         =========

Year ended March 31, 2004
   Basic EPS
     Net income and income available to common stockholders         $  817         2,037,769      $0.40
     Effect of dilutive securities options                              --            52,416
                                                                    ------         ---------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                          $  817         2,090,185      $0.39
                                                                    ======         =========

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2006 and 2013. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2005:

           Year Ended March 31                          (In Thousands)
           -------------------
                  2006                                        $ 86
                  2007                                          42
                  2008                                          40
                  2009                                          20
                  2010                                          18
                  Thereafter                                    38
                                                              ----
                    Total minimum lease payments              $244
                                                              ====

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $123,000 and $125,000 for the years ended March 31, 2005 and 2004, respectively.

On November 24, 2004, the Association, the wholly-owned subsidiary of New England Bancshares, Inc., entered into a 25-year lease for a building that is being constructed to house its new headquarters. The lease will begin upon completion of construction of the building and the occupancy by the Association. The exact amount of annual rent to be paid by the Association under the lease will be a function of the total cost of the construction of the building, subject to routine annual increases.

NOTE 17 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2005 and 2004, the maximum potential amount of the Company's obligation was $10,000 for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                        2005                        2004
                                                               -----------------------     ----------------------
                                                               Carrying     Estimated      Carrying    Estimated
                                                                Amount      Fair Value      Amount     Fair Value
                                                                ------      ----------      ------     ----------
                                                                                  (In Thousands)
Financial assets:
   Cash and cash equivalents                                   $ 16,544      $ 16,544      $ 19,679      $ 19,679
   Interest-bearing time deposits with other banks                5,902         6,002         8,450         8,813
   Available-for-sale securities                                 46,585        46,585        42,309        42,309
   Federal Home Loan Bank stock                                   1,126         1,126         1,008         1,008
   Loans, net                                                   132,557       131,683       121,404       125,697
   Accrued interest receivable                                      896           896           788           788

Financial liabilities:
   Deposits                                                     162,991       162,981       162,790       163,854
   Advanced payments by borrowers for taxes and insurance           644           644           536           536
   FHLB advances                                                 15,620        15,310         9,926        10,095
   Securities sold under agreements to repurchase                 4,244         4,249           788           799
   Due to broker                                                    278           278           806           806

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                         2005          2004
                                                       -------       -------
                                                          (In Thousands)
Commitments to originate loans                         $ 2,147       $ 3,101
Standby letters of credit                                   10            10
Unadvanced portions of loans:
   Construction                                         11,067         3,268
   Home equity                                           1,464         1,380
   Commercial lines of credit                            1,489         1,564
                                                       -------       -------
                                                       $16,177       $ 9,323
                                                       =======       =======

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 18 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 19 - ACQUISITION OF WINDSOR LOCKS COMMUNITY BANK, FSL
----------------------------------------------------------

On December 12, 2003, the Association acquired Windsor Locks Community Bank, FSL ("Windsor Locks") (the "Acquisition"). Neither the Association nor the Company was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank's members, in the merger. However, the Company was required to issue an additional 171,355 shares of its common stock to Enfield Mutual Holding Company, which was equal to the value of Windsor Locks determined by an independent appraisal. There were $225,000 in expenses related to the Acquisition.

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

NOTE 20 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                                 Balance Sheets
                                 --------------
                                 (In Thousands)

                                                                                               March 31,
                                                                                         --------------------
ASSETS                                                                                     2005         2004
------                                                                                   -------      -------
Cash on deposit with Enfield Federal Savings and Loan Association                        $ 1,001      $ 1,030
Investment in subsidiary, Enfield Federal Savings and Loan Association                    26,489       25,737
Loan to ESOP                                                                                 541          605
Accrued interest receivable                                                                    6            7
Due from subsidiary                                                                          431          215
                                                                                         -------      -------
           Total assets                                                                  $28,468      $27,594
                                                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                                        $    29      $    --
Stockholders' equity                                                                      28,439       27,594
                                                                                         -------      -------
           Total liabilities and stockholders' equity                                    $28,468      $27,594
                                                                                         =======      =======

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                              Statements of Income
                              --------------------
                                 (In Thousands)

                                                                                          For the Years Ended
                                                                                                March 31,
                                                                                         ---------------------
                                                                                           2005          2004
                                                                                         -------       -------
Interest income                                                                          $    28       $    31
Other expense                                                                                102            86
                                                                                         -------       -------
Loss before income tax benefit and equity in undistributed net income of subsidiary          (74)          (55)
Income tax benefit                                                                           (25)          (19)
                                                                                         -------       -------
Loss before equity in undistributed net income of subsidiary                                 (49)          (36)
Equity in undistributed net income of subsidiary                                           1,237           853
                                                                                         -------       -------
Net income                                                                               $ 1,188       $   817
                                                                                         =======       =======

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                            Statements of Cash Flows
                            ------------------------
                                 (In Thousands)

                                                                                       For the Years Ended
                                                                                             March 31,
                                                                                      ---------------------
                                                                                        2005          2004
                                                                                      -------       -------
Cash flows from operating activities:
   Net income                                                                         $ 1,188       $   817
   Adjustments to reconcile net income to net cash used in operating activities:
     Decrease in accrued interest receivable                                                1             1
     Increase in due from subsidiary for income taxes receivable                          (25)          (19)
     Increase in other liabilities                                                         28            --
     Undistributed net income of subsidiary                                            (1,237)         (853)
                                                                                      -------       -------

   Net cash used in operating activities                                                  (45)          (54)
                                                                                      -------       -------

Cash flows from investing activities:
   Principal payments received on loan to ESOP                                             64            61
                                                                                      -------       -------

   Net provided by investing activities                                                    64            61
                                                                                      -------       -------

Cash flows from financing activities:
   Payment of cash dividends on common stock                                              (48)           --
                                                                                      -------       -------

   Net cash used in financing activities                                                  (48)           --
                                                                                      -------       -------

Net (decrease) increase in cash and cash equivalents                                      (29)            7
Cash and cash equivalents at beginning of year                                          1,030         1,023
                                                                                      -------       -------
Cash and cash equivalents at end of year                                              $ 1,001       $ 1,030
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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

      The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Directors' Compensation" and "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

Name                     Age(1)                         Position(s)
-----------------        ------   ----------------------------------------------------------------
David J. O'Connor         58      President, Chief Executive Officer and Director of New England
                                      Bancshares and Enfield Federal
John F. Parda             56      Senior Vice President and Senior Loan Officer of Enfield Federal
Scott D. Nogles           35      Senior Vice President and Chief Financial Officer of New England
                                      Bancshares and Enfield Federal

----------
(1)   As of March 31, 2005.

      David J. O'Connor. Mr. O'Connor has been the Chief Executive Officer, President and Director of Enfield Federal since 1999 and of New England Bancshares since 2002. Mr. O'Connor also served as the Company's and Enfield Federal's Chief Financial Officer from 1999 to April 2004. Mr. O'Connor has over 30 years of banking experience in New England. Before joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire.

      John F. Parda. Mr. Parda joined Enfield Federal in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001. Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions. Before joining Enfield Federal, he was a Vice President and Commercial Loan Officer with the former First International Bank, now a subsidiary of UPS Capital, a lender specializing in government guaranteed loans.

      Scott D. Nogles. Mr. Nogles joined New England Bancshares and Enfield Federal in 2004 as Senior Vice President and Chief Financial Officer. Before joining Enfield Federal, he was Vice President and Chief Financial Officer of Luzerne National Bank in Luzerne, Pennsylvania from 2003 to 2004. For the three years prior to 2003 Mr. Nogles worked in senior accounting positions for Asian Bank, Silicon Power Corporation and ThinAir Apps, a software development company. Mr. Nogles has an MBA from the University of Connecticut and is a CPA.

Compliance with Section 16(a) of the Exchange Act

      Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Disclosure of Financial Expert

      The information relating to disclosure of a financial expert of the Company's Audit Committee is incorporated by reference to the section captioned "Corporate Governance--Committees of the Board of Directors--Audit Committee" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

      For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Business Conduct" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 660 Enfield Street, Enfield, Connecticut 06082.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to the sections captioned "Corporate Governance - Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

      Additionally, the information about the Company's equity compensation plans is contained below.

--------------------------------------------------------------------------------------------------------------------
Plan category                 Number of securities         Weighted-average exercise    Number of securities
                              to be issued upon exercise   price of outstanding         remaining available for
                              of outstanding options,      options, warrants and        future issuance under
                              warrants and rights          rights                       equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
                              (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                       107,568                      $15.80                       33,289
security holders
--------------------------------------------------------------------------------------------------------------------
Total                                   107,568                      $15.80                       33,289
--------------------------------------------------------------------------------------------------------------------

      The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

      3.1      Charter of New England Bancshares, Inc. (1)

      3.2      Bylaws of New England Bancshares, Inc. (2)

      4.0      Specimen stock certificate of New England Bancshares, Inc. (1)

      10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(1)

      10.2 Employment Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and David J. O'Connor (3)

      10.3 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan(1)

      10.4 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (1)

      10.5 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended (1)

      10.6 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan(1)

      10.7 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (1)

      10.8     Split Dollar Arrangement with David J. O'Connor (1)

      10.9     New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (4)

      10.10 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda (5)

      10.11 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles (5)

      10.12    Lease agreement with Troiano Professional Center, LLC

      23.0     Consent of Shatswell, MacLeod & Company, P.C.

      31.1     Rule 13a-14(a) /15d-14(a) Certification of Chief Executive
               Officer

      31.2     Rule 13a-14(a) /15d-14(a) Certification of Chief Financial
               Officer

      32.1     Section 1350 Certification of Chief Executive Officer

      32.2     Section 1350 Certification of Chief Financial Officer

      ----------
      (1) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.

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

      (5) Incorporated by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 2--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        New England Bancshares, Inc.


Date: June 28, 2005                     By: /s/ David J. O'Connor
                                            ------------------------------------
                                            David J. O'Connor
                                            President, Chief Executive Officer
                                            and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ David J. O'Connor                                     /s/ Scott D. Nogles
-----------------------------------------------------     ------------------------------------------------
David J. O'Connor, President, Chief Executive             Scott D. Nogles, Senior Vice President and Chief
   Officer and Director (principal executive officer)       Financial Officer (principal financial and
                                                            accounting officer)

Date: June 28, 2005                                       Date: June 28, 2005

/s/ Peter T. Dow                                          /s/ Lucien P. Bolduc
-----------------------------------------------------     ------------------------------------------------
Peter T. Dow, Chairman of the Board                       Lucien P. Bolduc, Director

Date: June 28, 2005                                       Date:  June 28, 2005

/s/ William C. Leary                                      /s/ Myron J. Marek
-----------------------------------------------------     ------------------------------------------------
William C. Leary, Director                                Myron J. Marek, Director

Date: June 28, 2005                                       Date: June 28, 2005

/s/ Dorothy K. McCarty                                    /s/ Richard K. Stevens
-----------------------------------------------------     ------------------------------------------------
Dorothy K. McCarty, Director                              Richard K. Stevens, Director

Date:  June 28, 2005                                      Date: June 28, 2005

/s/ Richard M. Tatoian, Esq.
-----------------------------------------------------
Richard M. Tatoian, Esq., Director

Date: June 28, 2005