Form 10QSB
period 2005-06-30
NEW ENGLAND BANCSHARES INC
filed 2005-08-05
CIK 1166760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 3005

                                       or

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

      The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                                    ---    ---

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
         and March 31, 2005.................................................  1

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2005 and 2004 (Unaudited)..............  2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2005 and 2004 (Unaudited)..............  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  8

Item 3.  Controls and Procedures............................................ 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 14
Item 3.  Defaults Upon Senior Securities.................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders................ 14
Item 5.  Other Information.................................................. 14
Item 6.  Exhibits .......................................................... 14

SIGNATURES ................................................................. 15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                         June 30,    March 31,
                                                                           2005         2005
                                                                        ---------    ---------
ASSETS:                                                                      (Unaudited)
------
Cash and due from banks .............................................   $   4,905    $   4,412
Interest-bearing demand deposits with other banks ...................         932          240
Federal funds sold ..................................................       7,675        5,575
Money market mutual funds ...........................................       6,153        6,317
                                                                        ---------    ---------
      Total cash and cash equivalents ...............................      19,665       16,544
Interest-bearing time deposits with other banks .....................       5,898        5,902
Investments in available-for-sale securities (at fair value) ........      47,164       46,585
Federal Home Loan Bank stock, at cost ...............................       1,416        1,126
Loans, net of allowance for loan losses of $1,467 as of June 30, 2005
   and $1,437 as of March 31, 2005 ..................................     138,891      132,557
Premises and equipment, net .........................................       2,099        2,067
Accrued interest receivable .........................................         904          896
Deferred income taxes, net ..........................................         744          852
Cash surrender value of life insurance ..............................       3,944        3,905
Identifiable intangible assets ......................................         753          775
Goodwill ............................................................       1,090        1,090
Other assets ........................................................         861          903
                                                                        ---------    ---------
      Total assets ..................................................   $ 223,429    $ 213,202
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ............................................   $  12,097    $  13,562
     Interest-bearing ...............................................     154,618      149,429
                                                                        ---------    ---------
         Total deposits .............................................     166,715      162,991
Advanced payments by borrowers for taxes and insurance ..............       1,226          644
Federal Home Loan Bank advances .....................................      21,602       15,620
Securities sold under agreements to repurchase ......................       3,811        4,244
Due to broker .......................................................          --          278
Other liabilities ...................................................       1,114          986
                                                                        ---------    ---------
      Total liabilities .............................................     194,468      184,763
                                                                        ---------    ---------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares
           authorized; none issued ..................................          --           --
   Common stock, par value $.01 per share: 10,000,000 shares
           authorized; 2,257,651 shares issued and outstanding ......          23           23
    Paid-in capital .................................................      12,547       12,547
   Retained earnings ................................................      17,414       17,125
   Accumulated other comprehensive loss .............................        (212)        (417)
    Unearned ESOP shares, 51,664 and 51,664 shares ..................        (517)        (517)
    Unearned shares, stock-based incentive plan, 21,853 shares ......        (294)        (322)
                                                                        ---------    ---------
      Total stockholders' equity ....................................      28,961       28,439
                                                                        ---------    ---------
      Total liabilities and stockholders' equity ....................   $ 223,429    $ 213,202
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

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended
                                                                          June 30,
                                                                          --------
                                                                       2005     2004
                                                                       ----     ----
Interest and dividend income:
      Interest on loans ...........................................   $2,141   $1,949
      Interest on debt securities:
         Taxable ..................................................      411      348
         Tax-exempt ...............................................       62       41
      Dividends on Federal Home Loan Bank stock ...................       14        6
      Interest on federal funds sold, interest-bearing deposits and
       dividends on marketable equity securities ..................      148      115
                                                                      ------   ------
         Total interest and dividend income .......................    2,776    2,459
                                                                      ------   ------

Interest expense:
      Interest on deposits ........................................      639      616
      Interest on advanced payments by borrowers for
            taxes and insurance ...................................        3       --
      Interest on Federal Home Loan Bank advances .................      183       90
      Interest on securities sold under agreements to repurchase ..       22        3
                                                                      ------   ------
         Total interest expense ...................................      847      709
                                                                      ------   ------
         Net interest and dividend income .........................    1,929    1,750
Provision for loan losses .........................................       32       60
                                                                      ------   ------
         Net interest and dividend income after provision for loan
          losses ..................................................    1,897    1,690
                                                                      ------   ------

Noninterest income:
      Service charges on deposit accounts .........................      123       81
      Gain on sales and calls of investments, net .................        5       16
      Increase in cash surrender value of life insurance policies .       34       36
      Other income ................................................       23       30
                                                                      ------   ------
         Total noninterest income .................................      185      163
                                                                      ------   ------
Noninterest expense:
      Salaries and employee benefits ..............................      904      881
      Occupancy and equipment expense .............................      249      215
      Advertising and promotion ...................................       46       40
      Professional fees ...........................................       66       45
      Data processing expense .....................................       70       62
      Stationery and supplies .....................................       19       29
      Amortization of identifiable intangible assets ..............       22       22
      Other expense ...............................................      187      195
                                                                      ------   ------
         Total noninterest expense ................................    1,563    1,489
                                                                      ------   ------
         Income before income taxes ...............................      519      364
Income taxes ......................................................      183      124
                                                                      ------   ------
         Net income ...............................................   $  336   $  240
                                                                      ======   ======

   Earnings per share:
            Basic .................................................   $ 0.15   $ 0.11
            Diluted ...............................................   $ 0.15   $ 0.11

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                                2005        2004
                                                                              --------    --------
Cash flows from operating activities:
      Net income ..........................................................   $    336    $    240
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments .......................        (22)        (24)
            Amortization of securities, net ...............................         39          55
            Gain on sales and calls of investments, net ...................         (5)        (16)
            Provision for loan losses .....................................         32          60
            Change in deferred loan origination fees ......................         12          --
            Depreciation and amortization .................................         84          72
            Increase in accrued interest receivable .......................         (8)         (8)
            Deferred income tax benefit ...................................        (23)         (6)
            Increase in cash surrender value life insurance policies ......        (39)        (40)
            Decrease in prepaid expenses and other assets .................         38         301
            Amortization of identifiable intangible assets ................         22          22
            Increase in accrued expenses and other liabilities ............        128          92
            Compensation cost for stock-based incentive plan ..............         28          27
                                                                              --------    --------

      Net cash provided by operating activities ...........................        622         775
                                                                              --------    --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ....................     (4,210)    (10,203)
            Proceeds from sales of available-for-sale securities ..........      1,810       1,615
            Proceeds from maturities of available-for-sale securities .....      1,846       4,705
            Purchases of Federal Home Loan Bank stock .....................       (290)         --
            Loan originations and principal collections, net ..............     (6,380)     (2,398)
            Purchases of interest bearing time deposits with other banks ..       (195)         --
            Proceeds from maturities of interest bearing time deposits with
               other banks ................................................        199         537
            Capital expenditures - premises and equipment .................       (113)        (43)
                                                                              --------    --------

            Net cash used in investing activities .........................     (7,333)     (5,787)
                                                                              --------    --------

Cash flows from financing activities:
            Net increase in demand, NOW, MMDA and savings accounts ........      2,403       5,480
            Net increase in time deposits .................................      1,345       2,213
            Net increase in advanced payments by borrowers for taxes and
               insurance ..................................................        582         488
            Proceeds from Federal Home Loan Bank long-term advances .......      6,500          --
            Principal payments on Federal Home Loan Bank long-term advances       (518)       (311)
            Net decrease in securities sold under agreement to repurchase..       (433)       (168)
            Payments of cash dividends on common stock ....................        (47)         --
                                                                              --------    --------

Net cash provided by financing activities .................................      9,832       7,702
                                                                              --------    --------

Net increase in cash and cash equivalents .................................      3,121       2,690
Cash and cash equivalents at beginning of period ..........................     16,544      19,679
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 19,665    $ 22,369
                                                                              ========    ========

Supplemental disclosures:
            Interest paid .................................................   $    842    $    709
            Income taxes paid .............................................         75          --
            Due to broker .................................................       (278)       (806)

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

In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2006.

      While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended March 31, 2005.

      The condensed consolidated balance sheet as of March 31, 2005 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States.

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

                                                     Quarter Ended
                                                        June 30,
                                                    ---------------
(In thousands, except per share data)                2005     2004
                                                    ------   ------
Net income                                          $  336   $  240
                                                    ------   ------
Weighted average common shares
  outstanding for computation of basic
  EPS                                                2,184    2,169
Effect of dilutive stock options and
  stock awards                                          26       50

Weighted average common shares for
  computation of diluted EPS                         2,210    2,219
                                                    ------   ------
Earnings per share:
  Basic                                             $ 0.15   $ 0.11
  Diluted                                           $ 0.15   $ 0.11
-------------------------------------------------------------------

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

      In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The additional annual compensation cost for the Company's stock options outstanding at June 30, 2005 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes. SFAS No. 123R will have no material effect on the Company's financial condition or cash flows.

NOTE 5 - Stock-Based Incentive Plan

      At June 30, 2005, the Company maintained a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payments" ("SFAS 123R") requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. At that point, compensation cost will be measured at the grant date based on the value of the award and will be recognized over the service period, which is usually the vesting period. However, until the required implementation date of SFAS 123R, an entity is permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 and $27,000 for the three months ended June 30, 2005 and 2004, respectively.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three months ended June 30, 2005 and 2004.

                                                     Quarter Ended
                                                        June 30,
                                                   -----------------
(Dollars in thousands, except per share data)        2005      2004
                                                   -------   -------
Net income, as reported                            $   336   $   240
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              30        20
                                                   -------   -------

Pro forma net income                               $   306   $   220
                                                   -------   -------
Earnings per share:
  Basic - as reported                              $  0.15   $  0.11
  Basic - pro forma                                $  0.14   $  0.10
  Diluted - as reported                            $  0.15   $  0.11
  Diluted - pro forma                              $  0.14   $  0.10
--------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

      Comparison of Financial Condition at June 30, 2005 and March 31, 2005

Assets

      Assets were $223.4 million at June 30, 2005, an increase of $10.2 million, or 4.8%, compared to $213.2 million at March 31, 2005. The increase in assets was primarily the result of a $6.3 million increase in net loans, a $3.1 million increase in cash and cash equivalents, and a $579,000 increase in available-for-sale securities. The $6.3 million increase in net loans was primarily the result of a $3.8 million increase in commercial real estate loans, a $1.3 million increase in commercial loans and a $949,000 increase in construction loans. The increase in cash and cash equivalents was primarily due to a $2.1 million increase in federal funds sold to $7.7 million at June 30, 2005 to provide for future loan disbursements. Management made the decision to take advantage of favorable rates and borrow from the Federal Home Loan Bank.

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

      The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at June 30, 2005 and March 31, 2005, respectively.

                                    June 30, 2005 March 31, 2005
                                    ------------- --------------
                                      (Dollars in thousands)
      Allowance for loan losses        $  1,467     $  1,437
      Gross loans Outstanding           140,686      134,334
      Non-accural loans                     470          464
      Allowance/ Loans outstanding         1.04%        1.07%
      Allowance/ Nonperforming loans     312.13%      309.70%

Past due and Nonperforming Loans

      The following table sets forth information regarding past due loans:

                                         June 30, 2005 March 31, 2005
                                         ------------- --------------
                                                (In thousands)
      Past due 30 days through 89 days      $  340         $2,393
      Past due 90 days or more                 140            420

      The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in June as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at June 30, 2005, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans as the loans were repaid once the properties or businesses were sold.

Liabilities

      Total liabilities were $194.5 million at June 30, 2005, an increase of $9.7 million, or 5.3%, compared to $184.8 million at March 31, 2005. The increase in liabilities was caused primarily by a $6.0 million increase in Federal Home Loan Bank advances and a $3.7 million increase in total deposits. Management made the decision to take advantage of lower-cost borrowings and increase their Federal Home Loan Bank advances to fund loan originations. The new advances are amortizing with terms ranging from 5 years to 10 years.

Stockholders' Equity

      Total stockholders' equity increased $522,000 to $29.0 million at June 30, 2005 from $28.4 million at March 31, 2005. The increase was caused primarily by $336,000 in net income, a $205,000 decrease in accumulated other comprehensive loss and a $28,000 decrease in unearned shares due to the vesting of restricted shares, partially offset by a dividend payment of $47,000.

  Comparison of Operating Results for the Quarter Ended June 30, 2005 and 2004

General

      The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income. The Company's noninterest expense primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expense.

Net Income

      For the three months ended June 30, 2005, the Company reported net income of $336,000, an increase of $96,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended June 30, 2005 were both $0.15, and for the quarter ended June 30, 2004 were both $0.11. The increase in net income was due primarily to a $179,000 increase in net interest and dividend income, a $28,000 decrease in the provision for loan losses and a $22,000 increase in noninterest income, partially offset by a $74,000 increase in noninterest expense and a $59,000 increase in income taxes.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended June 30, 2005 totaled $1.9 million compared to $1.8 million for the same period in 2004. This represented an increase of $179,000 or 10.2%. The change in net interest and dividend income was primarily due to a $16.3 million increase in interest-earning assets, partially offset by an $11.4 million increase in interest-bearing liabilities levels. The net interest margin increased from 3.79% for the quarter ended June 30, 2004 to 3.81% for the quarter ended June 30, 2005.

      Interest and dividend income amounted to $2.8 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively. Average interest-earning assets were $204.2 million for the quarter ended June 30, 2005, an increase of $16.6 million, or 8.9%, compared to $187.6 million for the quarter ended June 30, 2004. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and federal funds sold. The yield earned on average assets increased to 5.45% for the three months ended June 30, 2005 from 5.30% for the three months ended June 30, 2004 due to the increase in short-term rates and the growth in higher-yielding loans.

      Interest expense for the quarter was $847,000, an increase of $138,000, or 19.5%, from the $709,000 reported in the same quarter last year. Average interest-bearing liabilities grew $11.4 million during the quarter ended June 30, 2005 from $163.0 million to $174.4 million primarily due to an $8.9 million increase in Federal Home Loan Bank advances and a $3.2 million increase in repurchase agreements, partially offset by a $1.5 million decrease in total interest-bearing deposits. The average rate paid on interest-bearing liabilities increased to 1.93% for the quarter ended March 31, 2005 from 1.74% for the year ago period, due primarily to the $8.9 million increase in the generally higher rate Federal Home Loan Bank advances.

Provision for Loan Losses

      The provision for loan losses for the quarters ended June 30, 2005 and 2004 was $32,000 and $60,000, respectively. The Company recorded no charge-offs or recoveries for the quarter ended June 30, 2005. The decrease in the provision for loan losses was caused primarily by the decrease in non-accrual loans due to lower loans past due 90 days or more, offset by loan growth particularly in higher-risk construction and commercial loans.

Noninterest Income

      For the quarter ended June 30, 2005, noninterest income was $185,000 compared to $163,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $42,000 in deposit related fees due to increased transactions and more deposit accounts. The increase was partially offset by an $11,000 decrease in gain on sales and calls of investments and a $7,000 decrease in other income.

Noninterest Expense

      Noninterest expense for the quarter ended June 30, 2005 was $1.6 million, an increase of $74,000, or 5.0%, from $1.5 million in the quarter ended June 30, 2004. Salaries and employee benefits increased $23,000, or 2.6%, reflecting normal salary increases and higher costs for employee benefits. Professional fees increased $21,000, occupancy and equipment expense increased $34,000 and data processing expense increased $8,000, partially offset by a $10,000 decrease in stationery and supply expense, and an $8,000 decrease in other expense.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended June 30, 2005 was $183,000 compared to $124,000 for the quarter ended June 30, 2004. The effective tax rate increased marginally from 34.1% for the quarter ended June 30, 2004 to 35.3% for the current year quarter.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.
The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of June 30, 2005 of $21.6 million with unused borrowing capacity of $37.7 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2005 and 2004, the Association originated loans, net of principal paydowns of approximately $6.4 million and $2.4 million, respectively. Purchases of investment securities totaled $4.4 million and $10.2 million for the three months ended June 30, 2005 and 2004, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $166.7 million at June 30, 2005, a $3.7 million increase from the $163.0 million balance at March 31, 2005.

      At June 30, 2005, the Association had outstanding commitments to originate $3.1 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $12.1 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at June 30, 2005 totaled $45.9 million. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

      The Association was well-capitalized at June 30, 2005 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at June 30, 2005.

(dollars in thousands)
                                 Required          Association
                                 --------       ----------------
Tier 1 Capital                       4%         $25,362   11.44%
Total Risk-Based Capital             8%         $26,829   22.47%
Tier 1 Risk-Based Capital            4%         $26,829   21.24%

      Except for the capital to be raised in connection with the conversion of the Association from the mutual holding company structure to the stock holding company structure announced on July 11, 2005, management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Association's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or the Association's liquidity, capital or operations.

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

      For the three months ended June 30, 2005, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures.
         -----------------------

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

      The Company did not repurchase its common stock in the quarter ended June 30, 2005. Further, the Company does not have publicly announced stock repurchase programs outstanding.

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


                                  NEW ENGLAND BANCSHARES, INC.


Dated: August 5, 2005         By: /s/ Scott D. Nogles
       --------------             -------------------------------------
                                  Scott D. Nogles
                                  Chief Financial Officer


Dated: August 5, 2005         By: /s/ David J. O'Connor
       --------------             -------------------------------------
                                  David J. O'Connor
                                  President and Chief Executive Officer