Form 10QSB
period 2005-09-30
NEW ENGLAND BANCSHARES INC
filed 2005-11-14
CIK 1166760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The Issuer had 2,257,651 shares of common stock, par value $0.01 per share, outstanding as of November 10, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes  |_| No |X|

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
         and March 31, 2005.................................................................    1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended September 30, 2005 and 2004 (Unaudited).................    2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2005 and 2004 (Unaudited)...........................    3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................    4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........................    7

Item 3.  Controls and Procedures............................................................   16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................   16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................   16
Item 3.  Defaults Upon Senior Securities....................................................   16
Item 4.  Submission of Matters to a Vote of Security Holders................................   17
Item 5.  Other Information..................................................................   17
Item 6.  Exhibits...........................................................................   17

SIGNATURES..................................................................................   18

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                        September 30,         March 31,
                                                                                            2005               2005
                                                                                        -------------      ------------
ASSETS:                                                                                  (Unaudited)
------
Cash and due from banks ..........................................................      $      3,876       $      4,412
Interest-bearing demand deposits with other banks ................................               313                240
Federal funds sold ...............................................................             2,575              5,575
Money market mutual funds ........................................................             3,714              6,317
                                                                                        ------------       ------------
         Total cash and cash equivalents .........................................            10,478             16,544
Interest-bearing time deposits with other banks ..................................             5,502              5,902
Investments in available-for-sale securities (at fair value) .....................            48,214             46,585
Federal Home Loan Bank stock, at cost ............................................             1,416              1,126
Loans, net of allowance for loan losses of $1,517 as of September 30, 2005 and
   $1,437 as of March 31, 2005 ...................................................           143,164            132,557
Premises and equipment, net ......................................................             2,275              2,067
Accrued interest receivable ......................................................               962                896
Deferred income taxes, net .......................................................               857                852
Cash surrender value of life insurance ...........................................             3,979              3,905
Identifiable intangible assets ...................................................               731                775
Goodwill .........................................................................             1,090              1,090
Other assets .....................................................................             1,232                903
                                                                                        ------------       ------------
         Total assets ............................................................      $    219,900       $    213,202
                                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Noninterest-bearing .........................................................      $     13,001       $     13,562
     Interest-bearing ............................................................           148,736            149,429
                                                                                        ------------       ------------
         Total deposits ..........................................................           161,737            162,991
Advanced payments by borrowers for taxes and insurance ...........................               628                644
Federal Home Loan Bank advances ..................................................            20,969             15,620
Securities sold under agreements to repurchase ...................................             5,512              4,244
Due to broker ....................................................................               806                278
Other liabilities ................................................................             1,058                986
                                                                                        ------------       ------------
         Total liabilities .......................................................           190,710            184,763
                                                                                        ------------       ------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
      none issued ................................................................                --                 --
   Common stock, par value $.01 per share: 10,000,000 shares authorized;
      2,257,651 shares issued and outstanding ....................................                23                 23
   Paid-in capital ...............................................................            12,547             12,547
   Retained earnings .............................................................            17,734             17,125
   Accumulated other comprehensive loss ..........................................              (331)              (417)
   Unearned ESOP shares, 51,664 and 51,664 shares ................................              (517)              (517)
   Unearned shares, stock-based incentive plan, 21,853 shares ....................              (266)              (322)
                                                                                        ------------       ------------
         Total stockholders' equity ..............................................            29,190             28,439
                                                                                        ------------       ------------
         Total liabilities and stockholders' equity ..............................      $    219,900       $    213,202
                                                                                        ============       ============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                          Three Months Ended       Six Months Ended
                                                                                             September 30,           September 30,
                                                                                             -------------           -------------
                                                                                           2005        2004        2005        2004
                                                                                           ----        ----        ----        ----
Interest and dividend income:
      Interest on loans ............................................................      $2,252      $1,961      $4,393      $3,910
      Interest and dividends on securities:
         Taxable ...................................................................         416         384         827         731
         Tax-exempt ................................................................          62          45         124          86
      Dividends on Federal Home Loan Bank stock ....................................          15           8          29          14
      Interest on federal funds sold, interest-bearing deposits and dividends
          on money market mutual funds .............................................         140         127         288         243
                                                                                          ------      ------      ------      ------
         Total interest and dividend income ........................................       2,885       2,525       5,661       4,984
                                                                                          ------      ------      ------      ------

Interest expense:
      Interest on deposits .........................................................         669         654       1,308       1,270
      Interest on advanced payments by borrowers for
          taxes and insurance ......................................................           2          --           5          --
      Interest on Federal Home Loan Bank advances ..................................         215          86         398         176
      Interest on securities sold under agreements to repurchase ...................          34          10          56          13
                                                                                          ------      ------      ------      ------
         Total interest expense ....................................................         920         750       1,767       1,459
                                                                                          ------      ------      ------      ------
         Net interest and dividend income ..........................................       1,965       1,775       3,894       3,525
Provision for loan losses ..........................................................          53          64          85         124
                                                                                          ------      ------      ------      ------
         Net interest and dividend income after provision for loan losses ..........       1,912       1,711       3,809       3,401
                                                                                          ------      ------      ------      ------

Noninterest income:
      Service charges on deposit accounts ..........................................         130         126         253         208
      Gain on sales and calls of investments, net ..................................          17          18          22          34
      Increase in cash surrender value of life insurance policies ..................          35          46          69          82
      Other income .................................................................          30          45          53          75
                                                                                          ------      ------      ------      ------
         Total noninterest income ..................................................         212         235         397         399
                                                                                          ------      ------      ------      ------
Noninterest expense:
      Salaries and employee benefits ...............................................         902         918       1,806       1,799
      Occupancy and equipment expense ..............................................         224         203         473         419
      Advertising and promotion ....................................................          56          38         102          77
      Professional fees ............................................................          57          32         123          77
      Data processing expense ......................................................          74          69         144         131
      Stationery and supplies ......................................................          18          22          37          52
      Amortization of identifiable intangible assets ...............................          22          23          44          44
      Other expense ................................................................         208         209         396         404
                                                                                          ------      ------      ------      ------
         Total noninterest expense .................................................       1,561       1,514       3,125       3,003
                                                                                          ------      ------      ------      ------
         Income before income taxes ................................................         563         432       1,081         797
Income taxes .......................................................................         194         134         376         259
                                                                                          ------      ------      ------      ------
         Net income ................................................................      $  369      $  298      $  705      $  538
                                                                                          ======      ======      ======      ======

   Earnings per share:
            Basic ..................................................................      $ 0.17      $ 0.14      $ 0.32      $ 0.25
            Diluted ................................................................      $ 0.16      $ 0.13      $ 0.32      $ 0.24

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                              Six Months Ended
                                                                                                                September 30,
                                                                                                            2005              2004
                                                                                                          --------         --------
Cash flows from operating activities:
      Net income .................................................................................        $    705         $    538
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments ..............................................             (43)             (41)
            Amortization of securities, net ......................................................              85              106
            Gain on sales and calls of investments, net ..........................................             (22)             (34)
            Provision for loan losses ............................................................              85              124
            Change in deferred loan origination fees .............................................             (16)             (15)
            Depreciation and amortization ........................................................             164              145
            Increase in accrued interest receivable ..............................................             (66)             (61)
            Deferred income tax benefit ..........................................................             (60)             (71)
            Increase in cash surrender value life insurance policies .............................             (69)             (82)
            (Increase) decrease in prepaid expenses and other assets .............................            (338)             120
            Amortization of identifiable intangible assets .......................................              44               44
            Increase in accrued expenses and other liabilities ...................................              72              150
            Compensation cost for stock-based incentive plan .....................................              56               55
                                                                                                          --------         --------

      Net cash provided by operating activities ..................................................             597              978
                                                                                                          --------         --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ...........................................          (8,409)         (17,378)
            Proceeds from sales of available-for-sale securities .................................           3,639            3,726
            Proceeds from maturities of available-for-sale securities ............................           3,747            7,876
            Purchases of Federal Home Loan Bank stock ............................................            (290)              --
            Loan originations and principal collections, net .....................................         (10,681)          (3,648)
            Purchases of interest bearing time deposits with other banks .........................            (292)              --
            Proceeds from maturities of interest bearing time deposits with other banks ..........             692            1,028
            Investments in life insurance policies ...............................................              (5)              (5)
            Capital expenditures - premises and equipment ........................................            (363)             (64)
                                                                                                          --------         --------

            Net cash used in investing activities ................................................         (11,962)          (8,465)
                                                                                                          --------         --------

Cash flows from financing activities:
            Net (decrease) increase in demand, NOW, MMDA and savings accounts ....................          (1,673)           1,714
            Net increase in time deposits ........................................................             467            1,222
            Net decrease in advanced payments by borrowers for taxes and insurance ...............             (16)             (94)
            Proceeds from Federal Home Loan Bank long-term advances ..............................           6,500            2,000
            Principal payments on Federal Home Loan Bank long-term advances ......................          (1,151)          (2,125)
            Net increase in securities sold under agreement to repurchase ........................           1,268            2,725
            Payments of cash dividends on common stock ...........................................             (96)              --
                                                                                                          --------         --------

Net cash provided by financing activities ........................................................           5,299            5,442
                                                                                                          --------         --------

Net increase in cash and cash equivalents ........................................................          (6,066)          (2,045)
Cash and cash equivalents at beginning of period .................................................          16,544           19,679
                                                                                                          --------         --------
Cash and cash equivalents at end of period .......................................................        $ 10,478         $ 17,634
                                                                                                          ========         ========

Supplemental disclosures:

            Interest paid ........................................................................        $  1,752         $  1,464
            Income taxes paid ....................................................................             534              190

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

                                                    Quarter Ended                 Six Months Ended
                                                    September 30,                   September 30,
                                                 ------------------             --------------------
(In thousands, except per share data)             2005        2004                2005          2004
                                                 ------      ------             ------        ------
Net income                                       $  369      $  298             $  705        $  538
Weighted average common shares
  outstanding for computation of basic
  EPS                                             2,184       2,170              2,184         2,170
Effect of dilutive stock options and
  stock awards                                       59          45                 45            47
                                                 ------      ------             ------        ------
Weighted average common shares for
  computation of diluted EPS                      2,243       2,215              2,229         2,217
                                                 ------      ------             ------        ------
Earnings per share:
  Basic                                          $ 0.17      $ 0.14             $ 0.32        $ 0.25
  Diluted                                        $ 0.16      $ 0.13             $ 0.32        $ 0.24
----------------------------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The additional annual compensation cost for the Company's stock options outstanding at September 30, 2005 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes. SFAS No. 123R will have no material effect on the Company's financial condition or cash flows.

NOTE 5 - Stock-Based Incentive Plan

      At September 30, 2005, the Company maintained a stock-based incentive plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R") requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. At that point, compensation cost will be measured at the grant date based on the value of the award and will be recognized over the service period, which is usually the vesting period. However, until the required implementation date of SFAS 123R, an entity is permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The compensation cost that has been charged against income for the granting of stock awards under the plan was $56,000 and $55,000 for the six months ended September 30, 2005 and 2004, respectively.

      The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and six months ended September 30, 2005 and 2004.

                                                            Quarter Ended       Six Months Ended
                                                            September 30,        September 30,
                                                          ----------------      ----------------
(Dollars in thousands, except per share data)              2005      2004       2005       2004
                                                          -----      -----      -----      -----
Net income, as reported                                   $ 369      $ 298      $ 705      $ 538
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   31         31         61         58
                                                          -----      -----      -----      -----
Pro forma net income                                      $ 338      $ 267      $ 644      $ 480
                                                          -----      -----      -----      -----
Earnings per share:
  Basic - as reported                                     $0.17      $0.14      $0.32      $0.25
  Basic - pro forma                                       $0.15      $0.12      $0.29      $0.22
  Diluted - as reported                                   $0.16      $0.13      $0.32      $0.24
  Diluted - pro forma                                     $0.15      $0.12      $0.29      $0.22
------------------------------------------------------------------------------------------------

Conversion

On July 11, 2005, the Boards of Directors of Enfield Mutual Holding Company, the Association and the Company adopted a Plan of Conversion and Reorganization pursuant to which the Association will convert from the mutual holding company form of organization into the stock holding company form of organization. The Plan of Conversion and Reorganization involves the formation of a newly organized Maryland corporation to become the holding company for the Association. Pursuant to the Plan of Conversion and Reorganization, the new holding company will offer for sale shares of its common stock to the Association's depositors, members of the community, current stockholders of the Company and the Association's employee stock ownership plan. The Plan of Conversion and Reorganization further provides for exchange of shares of the Company for shares of the new holding company. The conversion is subject to approval by regulatory authorities and members of Enfield Mutual Holding Company and shareholders of the Association.

At the completion of the conversion, the Association will establish a liquidation account in the amount equal to the greater of Enfield Mutual Holding Company's ownership interest in the retained earnings of the Company as of the date of its latest balance sheet contained in the prospectus or the retained earnings of the Association at the time it reorganized into the mutual holding company form in 2002. The liquidation account will be maintained for the benefit of certain account holders who maintain deposit accounts in the Association after the conversion. Following completion of the conversion, the Association may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below the amount required for the liquidation account.

The costs of using the common stock will be deferred and deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. Through September 30, 2005 the Company had incurred $144,000 associated with the offering.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2005 and 2004, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

      Comparison of Financial Condition at September 30, 2005 and March 31, 2005

Assets

      Assets were $219.9 million at September 30, 2005, an increase of $6.7 million, or 3.1%, compared to $213.2 million at March 31, 2005. The increase in assets was primarily the result of a $10.6 million increase in net loans, and a $1.6 million increase in available-for-sale securities, partially offset by a $6.1 million decrease in cash and cash equivalents. The $10.6 million increase in net loans was primarily the result of a $4.1 million increase in commercial real estate loans, a $2.0 million increase in commercial loans and a $4.6 million increase in one-to four-family residential mortgage loans. The decrease in cash and cash equivalents was primarily due to a $3.0 million decrease in federal funds sold and a $2.6 million decrease in money market mutual funds, which were used to fund loan growth.

Allowance for Loan Losses

      Management determines the adequacy of the allowance for loan losses on a regular basis. The determination is based upon management's assessment of the credit quality of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

      Our methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

      The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at September 30, 2005 and March 31, 2005, respectively.

                                         September 30, 2005    March 31, 2005
                                         ------------------    --------------
                                                 (Dollars in thousands)
      Allowance for loan losses                $  1,517           $  1,437
      Gross loans Outstanding                   145,006            134,334
      Non-accrual loans                             732                464
      Allowance/ Loans outstanding                 1.05%              1.07%
      Allowance/ Nonperforming loans             207.24%            309.70%

Past due and Nonperforming Loans

      The following table sets forth information regarding past due loans:

                                        September 30, 2005     March 31, 2005
                                        ------------------     --------------
                                                     (In thousands)
Past due 30 days through 89 days                 $976               $2,393
Past due 90 days or more                           --                  420

      The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in September as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at September 30, 2005, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans as the loans were repaid once the properties or businesses were sold.

Liabilities

      Total liabilities were $190.7 million at September 30, 2005, an increase of $5.9 million, or 3.2%, compared to $184.8 million at March 31, 2005. The increase in liabilities was caused primarily by a $5.3 million increase in Federal Home Loan Bank advances, a $1.3 million increase in securities sold under agreement to repurchase, and a $528,000 increase in the due to broker, partially offset by a $1.3 million decrease in total deposits. Federal Home Loan Bank advances increased $5.3 million, or 34.2%, from $15.6 million at March 31, 2005 to $21.0 million at September 30, 2005, as additional funds were borrowed with durations between five and ten years to manage our interest rate risk. Securities sold under agreements to repurchase increased $1.3 million, or $29.9% from $4.2 million at March 31, 2005 to $5.5 million at September 30, 2005. The borrowings were used to fund asset growth. Deposits increased $1.3 million, or 0.8%, from $163.0 million at March 31, 2005 to $161.7 million at September 30, 2005, due primarily to a decrease in savings accounts due to increased competition in our marketplace and disintermediation.

Stockholders' Equity

      Total stockholders' equity increased $751,000 to $29.2 million at September 30, 2005 from $28.4 million at March 31, 2005. The increase was caused by $705,000 in net income, a $86,000 decrease in accumulated other comprehensive loss and a $56,000 decrease in unearned shares due to the vesting of restricted shares, partially offset by a dividend payment of $96,000.

      Comparison of Operating Results for the Quarter Ended September 30, 2005 and 2004

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

Net Income

      For the three months ended September 30, 2005, the Company reported net income of $369,000, an increase of $71,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2005 were $0.17 and $0.16, respectively, and for the quarter ended September 30, 2004 were $0.14 and $0.13, respectively. The increase in net income was due primarily to a $190,000 increase in net interest and dividend income, and an $11,000 decrease in the provision for loan losses, partially offset by a $47,000 increase in noninterest expense a $60,000 increase in income taxes, and a $23,000 decrease in noninterest income.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended September 30, 2005 totaled $2.0 million compared to $1.8 million for the same period in 2004. This represented an increase of $190,000 or 10.7%. The change in net interest and dividend income was primarily due to a $13.3 million increase in interest-earning assets, partially offset by a $10.6 million increase in interest-bearing liabilities levels. The net interest margin increased from 3.73% for the quarter ended September 30, 2004 to 3.87% for the quarter ended September 30, 2005.

      Interest and dividend income amounted to $2.9 million and $2.5 million for the three months ended September 30, 2005 and 2004, respectively. Average interest-earning assets were $204.6 million for the quarter ended September 30, 2005, an increase of $13.3 million, or 7.0%, compared to $191.3 million for the quarter ended September 30, 2004. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio, partially offset by a decrease in federal funds sold and other categories. The yield earned on average assets increased to 5.66% for the three months ended September 30, 2005 from 5.28% for the three months ended September 30, 2004 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

      Interest expense for the quarter was $920,000, an increase of $170,000, or 22.7%, from the $750,000 reported in the same quarter last year. Average interest-bearing liabilities grew $10.6 million during the quarter ended September 30, 2005 from $165.9 million to $176.5 million primarily due to a $12.2 million increase in the average balance of Federal Home Loan Bank advances and a $2.9 million increase in the average balance of securities sold under agreements to repurchase, partially offset by a $4.6 million decrease in the average balance of total interest-bearing deposits. The average rate paid on interest-bearing liabilities increased to 2.07% for the quarter ended September 30, 2005 from 1.79% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances, which carry higher rates than deposits.

Provision for Loan Losses

      The provision for loan losses for the quarters ended September 30, 2005 and 2004 was $53,000 and $64,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio. The decrease in the provision for loan losses reflected continued strong asset quality, represented in part, by a decrease in loans due 90 days or more and the Company only recording $4,000 in charge-offs and $1,000 in recoveries for the quarter ended September 30, 2005.

Noninterest Income

      For the quarter ended September 30, 2005, noninterest income was $212,000 compared to $235,000 in the same quarter a year ago. The decrease in noninterest income was primarily due to a decrease of $15,000 in other income and an $11,000 decrease in increase in cash surrender value of life insurance policies, partially offset by an increase of $4,000 in deposit related fees due to increased transactions and more deposit accounts. The decrease in other income was due primarily to a decrease in commissions from the offering of investment services as the Company looked to fill the sales position which had been vacated.

Noninterest Expense

      Noninterest expense for the quarter ended September 30, 2005 was $1.6 million, an increase of $47,000, or 3.1%, from $1.5 million in the quarter ended September 30, 2004. Occupany and equipment expenses increased $21,000 due to the sale and lease back of our main office, which resulted in a lease payment as opposed to the former depreciation charge. Advertising and promotion expense increased $18,000 due to our new branch office in East Windsor, which opened
October 3, 2005, and the promotion of the future opening of our new headquarters. Professional fees increased $25,000 primarily due to internal audit and consultant fees associated with the compliance and regulatory function.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the quarter ended September 30, 2005 was $194,000 compared to $134,000 for the quarter ended September 30, 2004. The effective tax rate increased marginally from 31.0% for the quarter ended September 30, 2004 to 34.5% for the current year quarter.

Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2004

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

Net Income

      For the six months ended September 30, 2005, the Company reported net income of $705,000, an increase of $167,000 compared to the year ago period. Basic and diluted earnings per share for the six months ended September 30, 2005 were $0.32 and $0.32, respectively, and for the six months ended September 30, 2004 were $0.25 and $0.24, respectively. The increase in net income was due primarily to a $369,000 increase in net interest and dividend income, and a $39,000 decrease in the provision for loan losses, partially offset by a $122,000 increase in noninterest expense and an $117,000 increase in income taxes.

Net Interest and Dividend Income

      Net interest and dividend income for the six months ended September 30, 2005 totaled $3.9 million compared to $3.5 million for the same period in 2004. This represented an increase of $369,000 or 10.5%. The change in net interest and dividend income was primarily due to a $14.9 million increase in interest-earning assets, partially offset by an $11.0 million increase in interest-bearing liabilities levels. The net interest margin increased from 3.77% for the six months ended September 30, 2004 to 3.88% for the six months ended September 30, 2005.

      Interest and dividend income amounted to $5.7 million and $5.0 million for the six months ended September 30, 2005 and 2004, respectively. Average interest-earning assets were $203.5 million for the six months ended September 30, 2005, an increase of $14.9 million, or 7.9%, compared to $188.6 million for the six months ended September 30, 2004. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investment portfolio, partially offset by a decrease in federal funds sold and other categories. The yield earned on average assets increased to 5.61% for the six months ended September 30, 2005 from 5.32% for the six months ended September 30, 2004 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

      Interest expense for the six months was $1.8 million, an increase of $308,000, or 21.1%, from the $1.5 million reported in the same six months last year. Average interest-bearing liabilities grew $11.0 million during the six months ended September 30, 2005 from $164.6 million to $175.6 million primarily due to a $10.6 million increase in the average balance of Federal Home Loan Bank advances and a $3.1 million increase in the average balance of securities sold under agreements to repurchase, partially offset by a $2.9 million decrease in the average balance of total interest-bearing deposits. The average rate paid on interest-bearing liabilities increased to 2.01% for the six months ended September 30, 2005 from 1.77% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances, which carry higher rates than deposits.

Provision for Loan Losses

      The provision for loan losses for the six months ended September 30, 2005 and 2004 was $85,000 and $124,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio. The decrease in the provision for loan losses reflected continued strong asset quality, represented in part, by a decrease in loans due 90 days or more and the Company only recording $8,000 in charge-offs and $3,000 in recoveries for the six months ended September 30, 2005.

Noninterest Income

      For the six months ended September 30, 2005, noninterest income was $397,000 compared to $399,000 in the same six months a year ago. The decrease in noninterest income was primarily due to a decrease of $22,000 in other income, a $12,000 decrease in gain on sales and calls of securities, and a $13,000 decrease in increase in cash surrender value of life insurance policies, partially offset by an increase of $45,000 in deposit related fees. Service charges on deposit accounts increased for the six months ended September 30, 2005 due to a full period of income from an overdraft privilege product compared to only three months of income in the previous year as the overdraft privilege product was introduced on July 1, 2004. Net gains on sales and calls of securities for the six months ended September 30, 2005 decreased due to fewer sales in fiscal 2006. Gains from sales of securities are subject to market and economic conditions and, as a result, there can be no assurances that gains reported in prior periods will be achieved in the future. The decrease in other income for the six months ended September 30, 2005 was due primarily to a decrease in commissions received from Infinex Financial Group, a third party registered broker-dealer, as the Company looked to fill a sales position that had been vacated. The decrease in other income was due to a decrease in commissions from the offering of investment services as the Company looked to fill the sales position which had been vacated.

Noninterest Expense

      Noninterest expense for the six months ended September 30, 2005 was $3.1 million, an increase of $122,000, or 4.1%, from $3.0 million in the six months ended September 30, 2004. Advertising and promotion expense increased $25,000 due to our new branch office in East Windsor, which opened October 3, 2005, and the promotion of the future opening of our new headquarters. Professional fees increased $46,000 primarily due to internal audit and consultant fees associated with the compliance and regulatory function.

Provision for Income Taxes

      Reflecting the increase in pretax net income, the income tax provision for the six months ended September 30, 2005 was $376,000 compared to $259,000 for the six months ended September 30, 2004. The effective tax rate increased marginally from 32.5% for the six months ended September 30, 2004 to 34.8% for the current year six months.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.
The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of September 30, 2005 of $21.0 million with unused borrowing capacity of $38.4 million.

      The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2005 and 2004, the Association originated loans, net of principal paydowns of approximately $10.7 million and $3.6 million, respectively. Purchases of investment securities totaled $8.4 million and $17.4 million for the six months ended September 30, 2005 and 2004, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $161.7 million at September 30, 2005, a $1.3 million decrease from the $163.0 million balance at March 31, 2005.

      At September 30, 2005, the Association had outstanding commitments to originate $5.2 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $7.0 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at September 30, 2005 totaled $44.1 million, or 27.3% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

      The Association was well-capitalized at September 30, 2005 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at September 30, 2005.

(dollars in thousands)
                               Required            Association
                               --------         -----------------
Tier 1 Capital                     4%           $25,774    11.80%
Total Risk-Based Capital           8%           $27,291    22.47%
Tier 1 Risk-Based Capital          4%           $25,774    21.22%

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

      For the six months ended September 30, 2005, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

      The Company did not repurchase its common stock in the quarter ended September 30, 2005. Further, the Company does not have publicly announced stock repurchase programs outstanding.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

      None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

      The Annual Meeting of the Stockholders of the Company was held on August 11, 2005. The results of the vote were as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                       VOTES FOR                VOTES WITHHELD
                                       ---------                --------------

             Peter T. Dow              2,166,495                     6,700

             William C. Leary          2,166,495                     6,700

             Dorothy K. McCarty        2,166,495                     6,700

      2. The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors of New England Bancshares, Inc. for the fiscal year ended March 31, 2006 was ratified by the stockholders by the following vote:

                 FOR                     AGAINST                     ABSTAIN
                 ---                     -------                     -------

              2,170,895                    ---                        2,300

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

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32.1  Section 1350 Certification of Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial Officer

      -----------------------------
      * Incorporated by reference into this document from New England Bancshares, Inc.'s Form SB-2 as filed on February 15, 2002, Registration Statement filed under the Securities Act of 1933, Registration No. 333-63271.

      ** Incorporated by reference into this document from the Exhibits to the Form 10-QSB for the quarter ended December 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW ENGLAND BANCSHARES, INC.


Dated: November 14, 2005          By: /s/ Scott D. Nogles
       ------------------             ------------------------------------------
                                          Scott D. Nogles
                                          Chief Financial Officer


Dated: November 14, 2005          By: /s/ David J. O'Connor
       ------------------             ------------------------------------------
                                          David J. O'Connor
                                          President and Chief Executive Officer